Form 10-K
period 2004-12-31
Trust for Certain Creditors of Consolidated Freightways CORP & Certain Affiliates
filed 2005-03-28
CIK 1319549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Period December 13, 2004 through December 31, 2004

Commission File Number 000-51215

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION AND CERTAIN AFFILIATES

Organized under the laws of the State of Washington

I.R.S. Employer Identification No. 32-0129155

805 Broadway, Suite 205, Vancouver, WA 98660

Telephone Number (360) 448-4000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer:    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not Applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING

FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court:    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE: None

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Period December 13, 2004 through December 31, 2004

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Period December 13, 2004 through December 31, 2004

PART I

ITEM 1. BUSINESS

(a) Background

On September 3, 2002, Consolidated Freightways Corporation, Consolidated Freightways Corporation of Delaware, Redwood Systems, Inc., CF Airfreight Corporation, Leland James Service Corporation and CF MovesU.com, (collectively the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) (jointly administered under case number RS-02-24284 MG). On December 13, 2004 (the “Effective Date”), The Trust for Certain Creditors of Consolidated Freightways Corporation and Certain Affiliates (the “CFC Trust” or the “Trust”) was established pursuant to the Consolidated Plan of Liquidation dated July 1, 2004 (as Amended) (the “Plan”). The terms of the CFC Trust are set forth in a liquidation trust agreement dated as of December 8, 2004 (The “Trust Agreement”). The CFC Trust is the transferee of the assets of the Debtors (the “Trust Property”). Pursuant to the Plan, the CFC Trust is obligated to make payments on account of the debts owed by the Debtors as set forth in the Plan. The Plan was confirmed by the Bankruptcy Court by order entered November 22, 2004 (the “Order”). The terms of the Plan are described in the Second Amended Disclosure Statement for Debtors’ Consolidated Plan of Liquidation dated July 1, 2004 (as Amended) (the “Disclosure Statement”), which was filed with the Bankruptcy Court on August 24, 2004. The Plan obtained the required acceptances from each necessary class of claims to support confirmation.

The Bankruptcy Court has retained jurisdiction over the CFC Trust and its assets as provided in the Plan, including the determination of all controversies and disputes arising under or in connection with the CFC Trust to the extent legally permissible. For example, the Court has retained jurisdiction to (i) consider and adjudicate claims and causes of action, (ii) resolve matters relating to the assumption and assignment or rejection of contracts and leases, (iii) enter orders approving post-Effective Date assets sales, (iv) decide any matters pending as of the Effective Date, (v) hear and adjudicate matters relating to, or arising under the Plan, the Trust Agreement or otherwise involving the Trust and (vi) enter an order concluding the cases.

The Plan is included as Exhibit 2.1 and the Order is filed as Exhibit 99.1 to this Form 10-K.

On the Effective Date, all assets of the Debtors were transferred to the CFC Trust. The sole purpose of the CFC Trust is to liquidate the Trust Property as promptly as reasonably possible in accordance with Treasury Regulation § 301.7701-4(d) with no objective to continue or engage in the conduct of a trade or business. CFC Trust property (Trust Property) includes all real and personal property held by Debtors as well as all claims and causes of action, cash, deposits and preference and other receivables. Specifically, the CFC Trust will:

•	Liquidate, sell or otherwise dispose of the Trust Property.

•	Cause all proceeds of the Trust Property to be deposited into the CFC Trust in accordance with the Plan and Trust Agreement.

•	Control, defend, prosecute, settle, and/or pursue the resolution of litigation or all claims, rights avoidance actions, and other causes of action included in the Trust Property in accordance with the Plan and Trust Agreement.

•	Oversee and where appropriate, initiate actions to resolve any remaining issues regarding the allowance and payment of claims, including, as necessary, initiation and/or participation in proceedings before the Bankruptcy Court.

•	Make distributions of cash to the beneficiaries of the CFC Trust.

•	Take such actions that are necessary and useful to maximize the value of the CFC Trust, including without limitation, the retention of employees.

The Trustee of the CFC Trust is K. Morgan Enterprises, Inc. (the “CF Trustee”). Kerry Morgan, an individual, is personally responsible and legally obligated for the performance of the duties, obligations and responsibilities of K. Morgan Enterprises, Inc. as trustee under the Trust Agreement.

The CFC Trust will continue in effect until the earlier of (a) the date that all Trust Property has been liquidated, all proceeds have been converted to cash or distributed in kind, all Trust expenses have been paid, all claims to be paid under the Plan have been paid, all distributions to be made with respect to the Trust Beneficial Interests (defined below) have been made, all litigation to which the Trust is a party has been concluded by an order issued by the court in which such litigation is pending and such order has become final and the Chapter 11 cases have been closed, and (b) 5 years from the Effective Date, unless the Bankruptcy Court approves an extension of that deadline of up to an additional 5 years. If the Trust remains in existence after 3 years, the Trust will seek “no action” relief from the Securities and Exchange Commission in respect of continued limited reporting in substantially the form included herein.

Pursuant to the Plan, an Oversight Committee has been designated and consists of: Central States, Southeast and Southwest Areas Pension Fund; New York State Teamsters Conference Pension and Retirement Fund & New York State Teamsters Council Health & Hospital Fund; Chicago Truck Drivers, Helpers and Warehouse Worker Union (Ind.) Pension Fund; International Brotherhood of Teamsters; and CNA Surety Corporation. The Oversight Committee shall constitute a representative of the Trust Beneficiaries for the purposes of, inter alia, monitoring the implementation of the Plan and the Trust Agreement and the distributions of funds to the Trust Beneficiaries (defined below), in accordance with the terms of the Plan, the Confirmation Order and the Trust Agreement.

The CFC Trust is structured as a qualified liquidating trust and treated as a grantor trust for U.S. federal and state income tax purposes. As such, the Trust is not a taxable entity and its tax attributes are passed through directly to the beneficial interest holders. Pursuant to Revenue Procedure 94-45, 1994-2 C.B. 684 the following sequence of events is deemed to occur in establishing and maintaining the CFC Trust as a qualified liquidating trust for U.S. federal income tax purposes: (i) the transfer of the assets to the trust by the Consolidated Freightways debtor entities is treated first as a transfer to the holders of allowed Class 4 claims and the Reserve for Disputed Claims (as defined in the Plan) followed by a contribution of the assets to the Trust, and (ii) such holders and the Reserve for Disputed Claims are considered the trust grantors and deemed owners of the trust assets.

For financial reporting and income tax return purposes, it has been assumed that the CFC Trust will be respected as a grantor trust by virtue of compliance with Revenue Procedure 94-45. However, there is no guaranty of this status, as no advance ruling from the Internal Revenue Service (IRS) has been requested concerning the tax status of the CFC Trust as a qualified liquidating trust. If the IRS were to successfully challenge such classification, the income tax consequences to the Trust, holders of allowed Class 4 claims, Reserve for Disputed Claims (as defined in the Plan), and the Consolidated Freightways debtor entities could materially differ from those described herein.

(b) Employees

The Trust has 18 full time employees.

(c) Claims Information

Pursuant to the Plan, the claims against the Debtors and interests in the Debtors were placed into the following classes:

Administrative Claims: Administrative Claims are claims filed against the Debtors for goods or services provided to the Debtor during the Chapter 11 cases. Allowed administrative claims will be paid in full.

Class 1 and 2 claims are the Secured and Priority Non-Tax Claims against the Debtors which arose prior to the commencement of the Chapter 11 cases. The Class 1 and 2 claims will be paid out at 100% of their allowed amounts. Claims in these classes are either secured or among the specific liabilities granted priority treatment under the Bankruptcy Code, including certain tax claims and employee wages claims up to $4,650. The holders of Class 1 and 2 claims are creditors of the CFC Trust and will have no ownership interest in the CFC Trust.

Convenience Class claims (Class 3 claims) consist of all general unsecured pre-petition claims that are allowed in an amount equal to or less than $100.00 and all unsecured claims that are allowed in an amount greater than $100.00 but which the holders elect to reduce to $100.00. These claims will be paid in full up to a maximum of $100.00.

Class 4 claims consist of all general unsecured pre-petition claims other than Convenience Class claims, Subordinated Pension Fund Claims and other Subordinated Claims. Holders of allowed Class 4 claims will not be paid in full for amounts owed to them as of the Bankruptcy filing. Pursuant to the Plan, with certain exceptions, each holder of an allowed Class 4 claim receives a beneficial interest in the Trust (the “Trust Beneficial Interests” or “Trust Interests”) which entitle the holder to distributions of funds from the liquidation of Trust Property. The holders of Trust Interests are referred to herein as the “Trust Beneficiaries.” Holders of allowed Class 4 Claims are deemed to hold a pro rata Beneficial Interest in the CFC Trust equal to the amount of the allowed Class 4 claim held by the holder as compared to the total amount of all Claims ultimately allowed in Class 4. Each holder will share pro-rata in all distributions made to Trust Beneficiaries pursuant to provisions of the Plan. Pro Rata means proportionately so that, with respect to any Class, the ratio of (a) the amount of consideration distributed on account of a particular Allowed Claim to (b) the amount of Allowed Claim, is the same as the ratio of (x) the amount of consideration distributed on account of all Allowed Claims in the Class in which the particular Allowed Claim is included to (y) the aggregate amount of all Allowed Claims of that Class. Holders of Disputed Class 4 Claims receive Trust Beneficial Interests upon resolution of the disputed claim and to the extent such claim becomes allowed. The Trust Beneficial Interests represent equity interests in the Trust. The Beneficial Interests do not entitle the holder to any title in or to any of the assets of the Trust and do not represent obligations of the Trust to pay a certain amount. Therefore, the value of the Trust Interests is speculative and subject to change based upon the net cash ultimately realized by the Trust. The Trust Interests shall be noted on the books and records of the Trust, shall not be evidenced by a writing and may not be transferred or sold, assigned, hypothecated or pledged, except that they may be assigned or transferred by will, intestate succession, or operation of law.

Class 4 claims also include approximately 1,400 unliquidated claims. Unliquidated claims are claims where the value of the claim is undeterminable or subject to certain contingencies. The CFC Trust is in the process of analyzing unliquidated claims to determine the aggregate liquidation value of these claims. The Trust’s current estimate of the aggregate liquidation value of these claims is included in the estimate of allowed Class 4 claims below.

Class 5 and 6 claims consist of Subordinated Pension Fund Claims and other Subordinated Claims. Holders of Class 5 claims will not receive any distribution until holders of Class 4 claims are paid in full. Holders of Class 6 claims will not receive any distribution until holders of Class 5 claims are paid in full.

Claims in Classes 7 through 16 include certain debts owed by the Debtors to affiliated entities and all equity interests. All of the debts and equity interests in these classes were cancelled pursuant to the Plan and no distributions will be made on account of these debts and equity interests.

The CFC Trust is required to pay all debts owed by the Debtors to the extent such debts are valid and such payment is required by the Plan and to the extent Bankruptcy Court approval of any debt is required, such approval has been obtained. This includes (a) Administrative Claims, (b) Professional Claims, (c) Priority tax claims, (d) Trust fund claims, (e) Priority non-tax claims, (f) Convenience class claims (as defined above), and (f) Secured Claims.

The Debtors scheduled approximately $1.2 billion of valid pre-petition general unsecured claims with the Bankruptcy Court as of the commencement of the Chapter 11 cases in September 2002. However, during the Chapter 11 cases, the Debtors adjusted the schedules to reduce the general unsecured claims of certain pension funds from $550 million to $200 million. As of the Effective Date, an additional 21,000 claims had been filed by creditors asserting $8.3 billion of additional pre-petition general unsecured claims. As discussed above, approximately 1,400 claims were filed with values that were either undeterminable or subject to certain contingencies. The CFC Trust is in the process of analyzing unliquidated claims to determine the aggregate liquidation value of these claims. The Trust’s current estimate of the aggregate liquidation value of these claims is included in the estimate of allowed Class 4 claims in this paragraph. Upon allowance, including the resolution of any objections asserted to any of these claims, each allowed claim will constitute an allowed Class 4 claim under the Plan and the holder will be a “Trust Beneficiary” to the extent of the allowed claim. Through December 31, 2004, approximately 1,900 claims asserting $7.5 billion have been disallowed for cause, found to be duplicative or otherwise disallowed. As of the present, there remain approximately 19,100 claims asserting $2.0 billion of pre-petition claims. The Trust estimates that a majority of these claims will be objected to, in whole or in part and that approximately $0.9 billion to $1.4 billion of Class 4 claims will ultimately be allowed.

Summary of Payment Rights of Holders of Allowed Claims Under the Plan

Type of Allowed Claim	Class of Claim per the Plan	Payment Rights per the Plan for Allowed Claims
Liabilities incurred after the bankruptcy filing	Administrative Claims	Paid in full

Liabilities incurred before the bankruptcy filing that are secured	Class 1 Claims	Paid in full

Liabilities incurred before the bankruptcy that are granted priority under the Bankruptcy Code.	Class 2 Claims	Paid in full

Other liabilities incurred before the bankruptcy totaling $100.00 or less and liabilities reduced by the holder to $100.00	Class 3 Claims (Convenience Class)	Paid in Full to a maximum of $100.00

General Unsecured Claims arising prior to the commencement of the Chapter 11 cases, other than Convenience Class Claims in Class 3, Subordinated Pension Fund Claims (which are in Class 5) and Subordinated Claims (which are in Class 6)	Class 4 Claims	See Below

Subordinated Pension Fund Claims and Subordinated Claims	Classes 5 and 6 Claims	See Below

The following chart summarizes the payment rights of the Trust Beneficiaries pursuant to the Plan:

Summary of Payment Rights of Trust Beneficiaries under the Plan

Type of Impaired Claim	Class of Claim per the Plan	Payment Rights per the Plan
Unsecured Claims	Class 4	Payable Pro Rata, based upon Allowed amount of each Claim.

Subordinated Pension Fund Claims	Class 5	Payable Pro Rata. No payment rights until Class 4 claims are paid in full.

Subordinated Claims	Class 6	Payable Pro Rata. No payment rights until Class 4 and 5 Claims are paid in full.

Pro Rata means proportionately so that, with respect to any Class, the ratio of (a) the amount of consideration distributed on account of a particular Allowed Claim to (b) the amount of the Allowed Claim, is the same as the ratio of (x) the amount of consideration distributed on account of all Allowed Claims in the Class in which the particular Allowed Claim is included to (y) the aggregate amount of all Allowed Claims of that Class.

Holders of claims or equity interests in classes 7 through 16 under the Plan are not entitled to any distributions of property or money from the CFC Trust.

(d) Distributions

During the period December 13, 2004 (the Effective Date) through December 31, 2004, the CFC Trust made payments of approximately $35.0 million to approximately 18,100 holders of allowed priority wage claims (Class 2 claims). Additionally, the CFC Trust made payments of approximately $323,000 on approximately 4,700 Convenience Class Claims (Class 3 claims). Some of the holders of these priority wage claims may also hold pre-petition General Unsecured Claims under Class 4 and therefore may also be “Trust Beneficiaries.” However, the payment on account of each Convenience Class Claim was in final satisfaction of any rights on the holder of that claim unless that holder has other allowed claims. The CFC Trust did not make any distributions to holders of Trust Beneficial Interests during the period December 13, 2004 through December 31, 2004.

Also during the period from the Effective Date through December 31, 2004, the holder of a secured claim (Class 1 claim) made an approximately $1.0 million draw against a cash collateralized letter of credit.

ITEM 2. PROPERTIES

The CFC Trust is the beneficial owner of 6 real properties as of December 31, 2004. Those properties consist of 5 truck terminals located in Akron, OH; Charlotte, NC; Columbus, OH; Detroit, MI; Salt Lake City, UT; and an administrative office building located in Menlo Park, CA. The Trust is pursuing the sale of these properties but is unable to project when the sales may be completed or the ultimate proceeds to be received.

Prior to the Effective Date, the Trust sold 3 terminal properties (not included in the 6 real properties referenced in the preceding paragraph) for which escrow had not closed as of December 31, 2004. The proceeds to be received were recorded as receivables on the CFC Trust’s books as of December 31, 2004. Of these sales, 2 closed escrow in January 2005 and the proceeds have been received by the CFC Trust. The remaining property in escrow will close once conditions subject to the purchase agreement are satisfied.

During the period from the Effective Date through December 31, 2004, the CFC Trust received proceeds of approximately $1.8 million from the pre-Effective Date sale of a terminal property. Also during the reporting period, the CFC Trust sold a terminal property for approximately $4.8 million, of which $3.2 million of cash proceeds and title to a terminal property valued at $1.6 million were received in January 2005. The new terminal property received is included in the 6 properties yet to be sold referenced above.

The CFC Trust is currently leasing administrative office space in Vancouver, WA, where it maintains its principal office.

ITEM 3. LEGAL PROCEEDINGS

(a) Collection Actions

As of the Effective Date, the Debtors were pursuing collection claims and legal actions against approximately 100 parties. Such claims include both pre-petition and post-petition claims, collection agency claims filed in state courts, claims filed in the Bankruptcy Court, judgments, and some claims that had not yet been filed in any court (collectively, “Collection Actions”). The Trust has succeeded to the interests of the Debtors in the Collection Actions. Pursuant to the Collection Actions, the Trust is seeking to recover $0.7 million in the aggregate from the defendants/debtors. During the period December 13, 2004 to December 31, 2004, approximately $77,000 was recovered on account of the Collection Actions.

(b) Preference Receivables

The Bankruptcy Code allows a trustee or debtor-in-possession to recover certain payments or transfers of property to unsecured creditors during the 90 days prior to commencement of the bankruptcy case (“Preferential Transfers”) in order to redistribute such transfers more evenly among creditors. Creditors who are entitled to priority payment through bankruptcy, such as secured creditors and holders of priority claims, are protected from being subject to preference claims. The Bankruptcy Code also provides creditors with several potential defenses to preference claims.

As of the Effective Date, there were approximately 215 lawsuits and judgments pending which were commenced by the Debtors prior to the Effective Date to recover Preferential Transfers (the “Preference Actions”). The Trust has succeeded to the interests of the Debtors in the Preference Actions. Pursuant to the Preference Actions, the Trust is seeking to recover $2.5 million in the aggregate, net of recovery costs, from the defendants. During the period December 13, 2004 to December 31, 2004, approximately 15 Preference Actions were settled or resolved, resulting in recoveries of approximately $122,100, which was received by the CF Trust in January 2005.

(c) Northern Suffolk

On February 7, 2003, Norfolk Southern Railway Company (“Norfolk”) filed a complaint against certain of the Debtors seeking an order from the Bankruptcy Court declaring and establishing a trust over approximately $2 million of payments made by transportation customers to the Debtors for transportation services provided by Norfolk. On May 22, 2003, the Bankruptcy Court granted the Debtors’ motion to dismiss in part, without leave to amend. In July 2003, Norfolk appealed the order of the Bankruptcy Court to the District Court. In March 2004, the District Court affirmed the Court’s Order dismissing the Norfolk complaint. Norfolk has appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Oral argument on the appeal to the Ninth Circuit is pending.

(d) Burlington Northern & Santa Fe Railway Company

On February 26, 2003, Burlington Northern & Santa Fe Railway Company (“BNSF”) filed a complaint against one of the Debtors and GE Capital seeking an order from the Bankruptcy Court declaring and establishing a constructive trust over certain payments made by customers to the Debtors for transportation services provided by BNSF. On June 19, 2003, the Court granted the Debtors’ motion to dismiss in part, without leave to amend. Thereafter, BNSF amended its complaint to allege the existence of a resulting trust under federal common law and Kansas State law. Following the filing of the amended complaint, the Debtors negotiated, and the Bankruptcy Court approved, a partial settlement of the action under which an escrow arrangement has been established, which permitted GE Capital to be dismissed from this action. Under the partial settlement, GE Capital deposited approximately $6.4 million of the Debtors’ cash collateral into a segregated account, and the Debtors deposited an additional approximately $1.2 million into the segregated account. The Court has denied a motion to dismiss the amended complaint filed by the Debtors. A hearing is scheduled in the Bankruptcy Court during April, 2005 to determine whether the Debtors are liable to BNSF. If the Bankruptcy Court finds liability, the amount that BNSF is entitled to recover from the Debtors would be detained in a second hearing. Pursuant to the Plan, the Trust has succeeded to the rights and liabilities of the Debtors in this action.

(e) Laura Koscki

Ms. Koscki (“Koscki”) filed a claim against the Debtors based upon alleged federal civil rights violations, violations of the California Labor Code, hostile environment, and other theories, asserting a pre-petition claim in the amount of not less than $240 million (the “Koscki Claim”). Koscki commenced an adversary proceeding in the Bankruptcy Court in or about July 2004 (the “Koscki Action”), seeking judgment in her favor on the Koscki Claim. On a motion by the Debtors, the Koscki Action was removed to the District Court. During February 2005, the District Court dismissed the Koscki Action with prejudice, except the right of Koscki to pursue any administrative proceedings before the National Labor Relations Board with respect to Koscki’s charge of sexual discrimination.

(f) Objections to Claims

For a discussion of the status of objections by the Trust to Class 4 claims, see Item 1 (c) above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

None

PART II

ITEM 5. MARKET FOR BENEFICIAL INTERESTS

The Trust Beneficial Interests were issued and are being issued as claims are allowed pursuant to the Plan and their issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code. The Trust Beneficial Interests are not listed on any exchange or market. There is no public market for the Trust Beneficial Interests.

As of December 31, 2004, the Trust had approximately 17,500 Trust Beneficial Interest holders of record.

Trust Beneficial Interests may not be transferred, sold, assigned, hypothecated or pledged by any holder except that they may be assigned or transferred by will, interstate succession or operation of law.

The CFC Trust does not pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data disclosures required by Item 301 of Regulation S-K (§229.301), which are intended to highlight certain significant trends in the CFC Trust’s financial condition and results of operations, are not relevant in a liquidating environment and are therefore omitted. The limited, unaudited financial information being provided to the Bankruptcy Court and our creditors pursuant to the Liquidation Trust Agreement is set forth under Item 15(a).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On the Effective Date, the CFC Trust was established pursuant to the terms of the Plan and all assets of Debtors were transferred to the CFC Trust. The CFC Trust is obligated to make payments on account of the debts owed by the Debtors as set forth in the Plan. The CFC Trust believes that the following discussion fairly describes material activity and operations consistent with its purpose and in accordance with Treasury Regulation 301.7701-4(d). In this context, reference is made to the Consolidated Statements of Net Assets in Liquidation as of December 13, 2004 and December 31, 2004; the Consolidated Statement of Changes in Net Assets in Liquidation for the period from December 13, 2004 through December 31, 2004 and the Consolidated Statement of Cash Receipts and Disbursements for the period December 13, 2004 through December 31, 2004. These statements were prepared using the liquidation basis of accounting and are unaudited.

A. Changes in net assets in liquidation

Net assets in liquidation are subject to material change when either (1) Distributions to holders of Allowed Class 4 Claims are authorized, or (2) estimates of the fair value of the Liquidation Trust’s assets and /or liabilities change. Both the authorization of Distributions and changes in estimates are non-cash changes. No such changes took place during the period from the Effective Date through December 31, 2004.

Most cash transactions, on the other hand, such as collection of receivables, payments of accrued liabilities and Distributions, cause offsetting changes in the associated components of assets and liabilities, but do not change net assets in liquidation. The Consolidated Statement of Cash Receipts and Disbursements shows the results of these transactions, which are also discussed later under the heading “Cash Receipts and Disbursements.”

The following table summarizes the significant changes in net assets in liquidation for the period indicated:

For the period from December 13, 2004 (Effective Date) through December 31, 2004 Unaudited
(Dollars in thousands)

Distributions authorized	$—

Changes in estimates – Increase/(decrease) in net assets in liquidation
Preference receivables	—
Unimpaired claims payable	—
Costs of liquidation	—

Net increase/(decrease) in estimates	—
Net other increases	171

Net increase in net assets in liquidation	$171

1. Class 4 distributions authorized

None authorized for the referenced period.

2. Changes in estimate – estimated fair value of preference receivables

No change for the referenced period.

3. Changes in estimate – estimated allowed amount of claims.

No change for the referenced period.

4. Changes in estimate – estimated costs of liquidation

No change for the referenced period.

5. Other increases

Other increases totaled $171,000 and consisted largely of cash investments yielding interest income, increasing net assets in liquidation by $139,000 for the period from the Effective Date through December 31, 2004. Realization of other miscellaneous assets in excess of estimated net fair value made up the difference (approximately $32,000).

B. Cash Receipts and Disbursements

The following table summarizes cash receipts and disbursements for the periods as indicated:

For the period from December 13, 2004 (Effective Date) through December 31, 2004 Unaudited
(Dollars in thousands)

Cash receipts	$2,103

Trust operating expenses	376
Legal and professional fees	446
Claims payments	36,342

Total disbursements	37,164

Net decrease in cash and cash equivalents	$(35,061)

1. Cash receipts

Cash receipts of $2.1 million consisted mainly of $1.8 million of proceeds from the sale of one real estate property with the remainder coming from accounts receivable and other recoveries.

2. Trust operating expenses

Operating expenses for the period from the Effective Date through December 31, 2004 of $0.4 million consisted mainly of salaries, property taxes and rent expense.

3. Legal and professional fees

Legal and professional fees of $0.4 million reflect payment for services consistent with ongoing bankruptcy and liquidation efforts along with professional services relating to establishment of the Plan of Liquidation and Liquidation Trust.

4. Claims payments

Payments of Class 1 and 2 claims for the period from the Effective Date through December 31, 2004 totaled $36.0 million. Those payments consisted of $23.0 million for priority wage damages to former union employees in satisfaction of claims asserted under the WARN Act; $12.0 million of priority vacation owed to former union and non-union employees; and an approximately $1.0 million draw against a cash collateralized letter of credit by a holder of a secured claim (Class 1 claim). The CFC Trust also made Class 3 payments of approximately $0.3 million in the same period.

5. Class 4 Distributions paid

No Class 4 distribution payments were made for the period.

C. Cash and Reserves

1. Cash and cash equivalents

The CFC Trust’s cash and cash equivalents balance decreased from $290.4 million as of the Effective Date by $35.1 million to $255.3 million as of December 31, 2004. The decrease resulted primarily from distributions to holders of Class 1, 2 and 3 claims, cash disbursements associated with the costs of liquidation, partially offset by cash receipts primarily from sale of real estate.

The CFC Trust’s cash and cash equivalents balance is classified as either: (a) Reserved, (b) Restricted or (c) Cash Available for Distributions to Holders of Allowed Class 4 Claims. Under terms of the Plan, the CFC Trust is not required to segregate funds for reserves.

a. Reserved Cash is held to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the CFC Trust, (b) estimated payments to holders of Administrative Claims, Allowed Class 1 and 2 Claims as well as Class 3 Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Class 1 and 2 Claims become allowed, or if certain contingencies should occur. Reserved Cash decreased by $37.1 million from the Effective Date to December 31, 2004 to a balance of $127.1 million, as a result of distributions made to holders of Allowed 2 Claims ($35.0 million); a draw on a cash collateralized letter of credit ($1.0 million) (see below); distributions to holders of allowed Class 3 Claims ($0.3 million) and operating expenses ($0.8 million).

Reserved Cash as of the Effective Date includes $44.7 million of cash collateral to reimburse the issuer of a letter of credit held by Reliance Insurance Company (Reliance) in connection with insurance policies under which the Debtors were the insured. During the period from the Effective Date through December 31, 2004, Reliance made a $1.0 million draw against the letter of credit.

b. Restricted Cash as of the Effective Date was $45.2 million and consisted mainly of the following: $34.7 million of cash restricted pursuant to a Consolidation Stipulation (as defined in the next paragraph) between the CFC Trust and the LLC Creditors as defined below; $6.0 million of cash collateral held by General Electric Capital Corporation; $4.0 million to be used for payment of certain allowed pre-petition non-contract cargo claims pursuant to a settlement agreement between the CFC Trust and ACC. At December 31, 2004 Restricted Cash had increased marginally due to interest income.

In March 2003, the Debtors filed a motion (the “Consolidation Motion”) in the Bankruptcy Court seeking to substantively consolidate with the Debtors the chapter 11 estates of four affiliates who were also the subject of chapter 11 cases at that time: CFCD 2002 LLC, CFCD 2002 Member LLC, CFCD 2002A LLC and CFCD 2002A Member LLC (collectively, the “LLC Affiliates”). The Consolidation Motion was opposed by sixteen multi-employer pension plan funds which asserted withdrawal liability claims against the Debtors and the LLC Affiliates (the “Pension Funds”) and the Pension Benefit Guaranty Corporation (the “PBGC,” and together with the Pension Funds, the “LLC Creditors”). Subsequently in November 2003, the Debtors entered into a stipulation with the LLC Creditors and certain other parties to settle the issues relating to the Consolidation Motion (the “Consolidation Stipulation”). Pursuant to the Consolidation Stipulation, (i) the Debtors agreed to withdraw the Consolidation Motion and not seek to consolidate the estates of the LLC Affiliates with the Debtors, (ii) the Debtors and the LLC Creditors agreed to share the net proceeds from the liquidation of the assets of the LLC Affiliates and the sale of the assets of certain affiliates of the Debtors in Canada (the “Canada Assets”) on the terms set forth in the Consolidation Stipulation, including, among other consideration, that (a) the Debtors would receive seventy-three percent (73%) of the net proceeds (as calculated pursuant to the Consolidation Stipulation) from sales of the LLC Affiliates’ real estate assets and twenty percent (20%) of the net proceeds (as calculated pursuant to the Consolidation Stipulation) from the sale of the Canada Assets, (b) the LLC Creditors would receive twenty-seven percent (27%) of the net proceeds from sales of the LLC Affiliates’ real estate assets and eighty percent (80%) of the net proceeds from the sale of the Canada Assets, and (iii) the LLC Affiliates’ chapter 11 cases would be dismissed. The Court approved the Consolidation Stipulation at a hearing on February 25, 2004 and entered its Order on April 27, 2004.

The CFC Trust has received proceeds of the sale of the LLC Affiliates real estate assets and the sale of the Canada assets and, in accordance with the Consolidation Stipulation, the Trust holds $34.7 million of restricted cash remaining to be distributed to the LLC Creditors. Accordingly, the CFC Trust has recorded a $34.7 million liability in the Consolidated Statements of Net Assets in Liquidation as of the Effective Date and December 31, 2004.

c. Cash Available for Distribution to Holders of Allowed Class 4 Claims increased by $2.1 million from the Effective Date to December 31, 2004 to a balance of $83.1 million due primarily to proceeds from the sale of real property and interest income.

2. Reserves

The estimated amounts of the operating expenses of the CFC Trust and estimated allowed and disputed amounts for Class 1, 2 and 3 Claims in accordance with the Plan are recorded as liabilities in the Consolidated Statements of Net Assets in Liquidation. These reserves currently reduce the availability of cash for distributions to holders of Beneficial Interests. Significant other reserves include:

a. Pension Fund Reserve: Refer to discussion of the Consolidation Stipulation in subsection C.1.b above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The CFC Trust does not have any existing debt, does not expect to incur any additional indebtedness other than ordinary course expenses of administering and operating the CFC Trust. The CFC Trust only invests cash assets in Treasury & related securities in accordance with the United States Trustee Office’s Guidelines. Accordingly, the CFC Trust does not believe that future interest rate fluctuations will have a material effect on the CFC Trust.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are included in Item 15 of this Form 10-K. Any other information which has been omitted is either inapplicable or not required. The limited, unaudited financial information being provided to the Bankruptcy Court and our creditors pursuant to the Liquidation Trust Agreement is set for under Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Trust did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

The Trust maintains a system of disclosure controls to ensure that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations. These controls and procedures are also designed to ensure that such information is communicated to the Trustee, to allow him to make timely decisions about required disclosures.

Based on the Trust’s evaluation (with the participation of the Trustee), as of the end of the period covered by this report, the Trustee has concluded that The Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Trust in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Trust’s internal controls over financial reporting during the period from the Effective Date to December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Trustee’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In reviewing the Trust’s internal controls in connection with the preparation of this report, the Trustee determined that the computer files for cargo claims and data warehouse systems are not backed up. Because these records are integrated with their related operating systems, the procedures to back up these files will cost approximately $70,000. The Trust intends to implement these procedures and expects to complete them during the second quarter of 2005. If the data in these systems were not available, the Trust’s ability to dispute certain claims filed in the bankruptcy could be adversely affected, to the potential detriment of the other holders of Trust Beneficial Interests.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. MANAGEMENT

The CFC Trust does not have any directors or executive officers. The Trustee of the CFC Trust is K. Morgan Enterprises, Inc. (the “CF Trustee”). Kerry K. Morgan, an individual, is personally responsible and legally obligated for the performance of the duties, obligations and responsibilities of K. Morgan Enterprises, Inc. as trustee under the Trust agreement. Kerry K. Morgan previously served as vice president and treasurer of CFC since July 2000.

All of the management and executive authority over the CFC Trust resides with the Trustee, who has the full right and power and discretion to manage the Trust, subject to the terms of the Trust Agreement. The CFC Trust assigns and grants the following significant duties and powers, among others, to the Trustee:

•	Liquidate, sell or otherwise dispose of the Trust Property.

•	Cause all proceeds of the Trust Property to be deposited into the CFC Trust in accordance with the Plan and Trust Agreement.

•	Control, defend, prosecute, settle, and/or pursue the resolution of litigation or all claims, rights avoidance actions, and other causes of action included in the Trust Property in accordance with the Plan and Trust Agreement.

•	Oversee and where appropriate, initiate actions to resolve any remaining issues regarding the allowance and payment of claims, including, as necessary, initiation and/or participation in proceedings before the Bankruptcy Court.

•	Make distributions of cash to the beneficiaries of the CFC Trust.

•	Take such actions that are necessary and useful to maximize the value of the CFC Trust, including without limitation, the retention of employees.

Pursuant to the Plan, an Oversight Committee has been designated and consists of: Central States, Southeast and Southwest Areas Pension Fund; New York State Teamsters Conference Pension and Retirement Fund & New York State Teamsters Council Health & Hospital Fund; Chicago Truck Drivers, Helpers and Warehouse Worker Union (Ind.) Pension Fund; International Brotherhood of Teamsters; and CNA Surety Corporation. The Oversight Committee shall constitute a representative of the Trust Beneficiaries for the purposes of, inter alia, monitoring the implementation of the Plan and the Trust Agreement and the distributions of funds to the Trust Beneficiaries, in accordance with the terms of the Plan, the Confirmation Order and the Trust Agreement.

Code of Ethics

The CFC Trust has adopted a formal code of ethics in accordance with Item 406 of Regulation S-K and will provide to any person, without charge, a copy of such code of ethics upon the written request of such person. All such requests, to be effective, must be made in writing and will be deemed to have been duly given or made when actually delivered, or in the case of a written request by facsimile transmission, when received and telephonically confirmed. The Trust’s address and facsimile number are: 805 Broadway, Suite 205, Vancouver, WA 98660. Telephone: (360) 448-4000; Facsimile; (360) 448-4344.

ITEM 11. EXECUTIVE COMPENSATION

K. Morgan Enterprises, Inc. is paid a fee of $27,083.34 per month pursuant to a Trustee Services Agreement (the “Agreement”). The initial term of the Agreement is from December 13, 2004 through December 31, 2005. The initial term can be subsequently renewed for three month periods at the discretion of the Oversight Committee. The services agreement provides for certain levels of retention bonuses payable to the Trustee upon completion of the initial term and any subsequent renewal terms. If the Trustee completes the initial term and the Oversight Committee does not elect to renew the agreement, the Trustee is entitled to a $50,000 retention bonus. However, if the Oversight Committee elects to renew the agreement for a three month period, the Trustee is entitled to a $35,000 retention bonus. Upon completion of each subsequent three month term, the Trustee is entitled to a $12,500 retention bonus. The Trustee is entitled to reimbursement for reasonable out of pocket travel, lodging, communication and necessary business expenditures actually incurred on behalf of or in connection with the affairs of the Trust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Trust Beneficial Interests were issued and are being issued as claims are allowed pursuant to the Plan and their issuance was exempt from the registration requirements of the Securities Exchange Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code. There is no public market for the Trust Beneficial Interests of the Trust.

Trust Beneficial Interests do not represent securities that vote for the election of the Trustee and, consequently, the Trust does not have any “voting securities” within the meaning of the Exchange Act of 1934, as amended, and the regulations there under applicable to the disclosure of 5% of voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Trust did not employee independent accountants to perform an audit on the financial statements included in this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

Consolidated Statements of Net Assets in Liquidation as of December 13, 2004 (the Effective Date) and December 31, 2004

Consolidated Statement of Changes in Net Assets in Liquidation for the period December 13, 2004 (the Effective Date) through December 31, 2004.

Consolidated Statement of Cash Receipts and Disbursements for the period December 13, 2004 (the Effective Date) through December 31, 2004.

Notes to the Consolidated Financial Statements

(b) Reports on Form 8-K

None

(c) Exhibits

Exhibit Number	Description
2.1	Second Amended Disclosure Statement for Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated July 1, 2004, including as its Exhibit A, the Consolidated Plan of Liquidation.

4.1	Liquidation Trust Agreement, dated as of December 8, 2004, by and among Consolidated Freightways Corporation of Delaware, etal, the Official Committee of Creditors Holding Unsecured Claims, the Oversight Committee, K. Morgan Enterprises, Inc., as the Liquidation Trustee, and Kerry K. Morgan.

31.1	Certification of Liquidation Trustee

99.1	Order Confirming Consolidated Plan of Liquidation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS
CORPORATION AND CERTAIN AFFILIATES
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2005	/s/ Kerry K. Morgan
Kerry K. Morgan, President of K. Morgan Enterprises
Inc., Trustee for the Registrant

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Period December 13, 2004 through December 31, 2004

INDEX TO INFORMATION INCORPORATED BY REFERENCE

Not Applicable

I NDEX TO FINANCIAL INFORMATION

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Second Amended Disclosure Statement for Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated July 1, 2004, including as its Exhibit A, the Consolidated Plan of Liquidation.

4.1	Liquidation Trust Agreement, dated as of December 8, 2004, by and among Consolidated Freightways Corporation of Delaware, etal, the Official Committee of Creditors Holding Unsecured Claims, the Oversight Committee, K. Morgan Enterprises, Inc., as the Liquidation Trustee, and Kerry K. Morgan.

31.1	Certification of Liquidation Trustee

99.1	Order Confirming Consolidated Plan of Liquidation

T he Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statements of Net Assets in Liquidation

(In thousands)

Unaudited

	As of December 31, 2004	As of December 13, 2004 (Effective Date)
Assets
Cash and cash equivalents
Reserved	$127,077	$164,241
Restricted	45,191	45,190
Available for Distribution to Holders of Allowed Class 4 Claims	83,070	80,968

Total cash and cash equivalents	255,338	290,399

Preference claims receivables (net of costs of recovery of $0.6 million)	2,500	2,500
Other receivables	18,349	16,934

	20,849	19,434
Property, Plant and Equipment, net
Land and Building	29,400	32,598
Equipment	30	30

	29,430	32,628

Other Assets	3,660	3,660

Total Assets	$309,277	$346,121

Liabilities
Administrative, Class 1 and Class 2 Claims	$92,881	$128,900
Class 3 Claims	18	341
Pension Fund Liabilities	34,720	34,720
Estimated costs of liquidation	34,178	35,000
Other liabilities	1,434	1,285

Total Liabilities	163,231	200,246

Net Assets in Liquidation	$146,046	$145,875

See accompanying notes to financial statements

A1

T he Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statement of Changes in Net Assets in Liquidation

(In thousands)

Unaudited

For the period from December 13, 2004 (Effective Date) through December 31, 2004
Increases in Net Assets in Liquidation
Interest income	$139
Other increases	32

Total increases	171

Decreases in Net Assets in Liquidation
Other decreases	—

Total decreases	—

Net increase in Net Assets in Liquidation	171

Net Assets in Liquidation at beginning of period	145,875

Net Assets in Liquidation at end of period	$146,046

See accompanying notes to financial statements

A2

T he Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statement of Cash Receipts and Disbursements

(In thousands)

Unaudited

For the period from December 13, 2004 (Effective Date) through December 31, 2004
Cash Receipts
Proceeds on sale of property, net of cost of sale	$1,804
Other receipts	280
Interest income	19

Total Cash Receipts	2,103

Cash Disbursements
Costs of liquidation
Trust operating expenses	376
Legal and professional fees	446
Class 1 and 2 Clams	36,019
Class 3 Claims	323

Total Cash Disbursements	37,164

Decrease in Cash and Cash Equivalents	(35,061)

Cash and Cash Equivalents at Beginning of Period	290,399

Cash and Cash Equivalents at End of Period	$255,338

See accompanying notes to financial statements

A3

T he Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Notes to Consolidated Financial Statements

Unaudited

1.	Background

The Trust for Certain Creditors of Consolidated Freightways Corporation and Certain Affiliates (the “CFC Trust”) was created for the benefit of certain creditors of Consolidated Freightways Corporation, Consolidated Freightways Corporation of Delaware, Redwood Systems, Inc., CF Airfreight Corporation, Leland James Service Corporation and CF MovesU.com (collectively the “Debtors”). The CFC Trust was created pursuant to the Consolidated Freightways’ Consolidated Plan of Liquidation dated July 1, 2004, (as Amended) (the “Plan”) which was confirmed by the Bankruptcy Court by order entered November 22, 2004. The terms of the Plan are described in the Second Amended Disclosure Statement for Debtors’ Consolidated Plan of Liquidation dated July 1, 2004 (as Amended) (the “Disclosure Statement”) which was filed with the Bankruptcy Court on August 24, 2004. The Disclosure Statement should be read in conjunction with these financial statements to fully understand the factors that may affect the ultimate distributions to creditors.

On December 13, 2004 (the “Effective Date”), all assets of the Debtors were transferred to the CFC Trust (the “Trust Property”). Pursuant to the Plan, the CFC Trust is obligated to make payments on account of debts owed by the Debtors as set forth in the Plan. The sole purpose of the CFC Trust is to liquidate the Trust Property as promptly as reasonably possible in accordance with Treasury Regulation § 301.7701-4(d) with no objective to continue or engage in the conduct of a trade or business. The Trust Property includes all real and personal property held by the Debtors as well as claims and causes of action, cash, deposits and preference and other receivables.

Specifically, the CFC Trust will: (a) liquidate, sell or otherwise dispose of the Trust Property; (b) cause all proceeds of the Trust Property to be deposited into the CFC Trust in accordance with the Plan and the Liquidation Trust Agreement dated as of December 8 2004 (The “Trust Agreement”); (c) control, defend, prosecute, settle, and/or pursue the resolution of litigation or all claims, rights avoidance actions, and other causes of action included in the Trust Property in accordance with the Plan and Trust Agreement; (d) oversee and where appropriate, initiate actions to resolve any remaining issues regarding the allowance and payment of claims, including, as necessary, initiation and/or participation in proceedings before the Bankruptcy Court; (e) make distributions of cash to the beneficiaries of the CFC Trust; and (f) take such actions that are necessary and useful to maximize the value of the CFC Trust, including without limitation, the retention of employees.

The CFC Trust will continue in effect until the earlier of (a) the date that all Trust Property has been liquidated, all proceeds have been converted to cash or distributed in kind, all CFC Trust expenses have been paid, all claims to be paid under the plan have been paid, all distributions to be made with respect to the Trust Beneficial Interests (defined below) have been made, all litigation to which the CFC Trust is a party has been concluded by an order issued by the court in which such litigation is pending and such order has become final and the Chapter 11 cases have been closed, and (b) 5 years from the Effective Date, unless the Bankruptcy Court approves an extension of that deadline for up to an additional 5 years. If the CFC Trust remains in existence after 3 years, the CFC Trust will seek “no action” relief from the Securities and Exchange Commission in respect of continued limited reporting in substantially the form included herein.

2.	Significant Accounting Policies

Principles of Consolidation: The accompanying financial statements include the accounts of the CFC Trust and its wholly-owned subsidiaries, Consolidated Canada Liquidation Corporation, CFCD 2002 LLC, CFCD 2002A LLC (CFCD 2002 LLC and CFCD 2002A LLC being collectively referred to as the “LLCs”), CF Risk Management, Redwood Systems Logistics de Mexico and CF Grupo SA de RL. All significant intercompany transactions have been eliminated.

A4

Basis of Presentation: The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying value of the assets are presented at estimated net realizable value and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust Property, in accordance with accounting principles generally accepted in the United States of America.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Cash and Cash Equivalents: The CFC Trust considers highly liquid investments that are readily convertible into cash with original maturities of three months or less to be cash equivalents.

Reserved Cash is cash that is held by the CFC Trust to ensure payment of (a) operating expenses of the CFC Trust: (b) estimated payments to holders of Administrative Claims, Class 1 and 2 Claims and Class 3 Claims (Convenience Class claims) and (c) estimated payments which may become necessary if disputed Class 1 and 2 Claims become payable.

Restricted Cash includes cash held (a) pursuant to a stipulation entered into by the Debtors in November 2003 with certain multi-employer pension plan funds (the “Pension Funds”), the Pension Benefit Guaranty Corporation (the “PBGC”) and certain other parties (the “Consolidation Stipulation”); The Bankruptcy Court approved the Consolidation Stipulation by an Order entered on April 27, 2004; (b) as collateral for certain claims whose secured status is in dispute and (c) in escrow accounts.

Preference Receivables: The Bankruptcy Code allows a trustee or debtor-in-possession to recover certain payments or transfers of property to unsecured creditors during the 90 days prior to commencement of the bankruptcy case (“Preferential Transfers”) in order to redistribute such transfers more evenly among creditors. Creditors who are entitled to priority payment through bankruptcy, such as secured creditors and holders of priority claims, are protected from being subject to preference claims. The Bankruptcy Code also provides creditors with several potential defenses to preference claims. Preference receivables are stated at estimated fair value, net of estimated recovery costs. Please refer to Note 4 for more information on preference actions.

Other Receivables: Other receivables consists of proceeds to be received as a result of the sale of property, collection actions and miscellaneous receivables. Other receivables are stated at estimated net realizable value. Please refer to Note 4 for more information on collection actions.

Property and Equipment: Property and equipment is stated at estimated net realizable value, less estimated costs of sale. The CFC Trust is the beneficial owner of 6 real properties as of December 31, 2004. Those properties consist of 5 truck terminals located in Akron, OH; Charlotte, NC; Columbus, OH; Detroit, MI; Salt Lake City, UT; and an administrative office building located in Menlo Park, CA. The Trust is pursuing the sale of all of these properties but is unable to project when the sales may be completed or the ultimate proceeds to be received.

Prior to the Effective Date, the Trust sold 3 terminal properties (not included in the 6 real properties referenced in the preceding paragraph) for which escrow had not closed as of December 31, 2004. The proceeds to be received were recorded as receivables on the CFC Trust’s books as of December 31, 2004. Of these sales, 2 closed escrow in January 2005 and the proceeds have been received by the CFC Trust. The remaining property in escrow will close once conditions subject to the purchase agreement are satisfied.

During the period from the Effective Date through December 31, 2004, the CFC Trust received proceeds of approximately $1.8 million from the pre-Effective Date sale of a terminal property. Also during the reporting period, the CFC Trust sold a terminal property for approximately $4.8 million, of which $3.2 million of cash proceeds and title to a terminal property valued at $1.6 million were received in January 2005. The new terminal property received is included in the 6 properties yet to be sold referenced above.

Other Assets: Other assets consist mainly of a $2 million deposit with an insurance company as collateral for an insurance policy covering the CFC Trust’s potential liability for environmental liabilities associated with its existing real estate. Pursuant to the terms of the policy, the $2 million deposit will be refunded to the CFC Trust if no claims are made under the policy. Other assets also include a $1.6

A5

million appeal bond deposit made to secure appeal rights on a pre-petition auto liability case against the Debtors. Pursuant to a stipulation agreement between the plaintiff and the CFC Trust in Feb 2005, the funds will be returned to the CFC Trust and the plaintiff will be entitled to a Class 4 claim in the amount of $638,000 and a Class 6 claim in the amount of $1.0 million.

Estimated Costs of Liquidation: Under liquidation accounting, the CFC Trust is required to estimate and accrue the costs associated with executing the plan of liquidation. These amounts can vary significantly due to, among other things, the costs of retaining personnel to oversee the liquidation, professional fees, costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the CFC Trust’s operations. These costs are estimates and are expected to be paid out over the liquidation period. As of the Effective Date, the Reserve for Estimated Costs of Liquidation was $35.0 million. During the period from the Effective Date through December 31, 2004, the CFC Trust made payments against the reserve totaling $0.8 million.

Pension Fund Liabilities: The Pension Fund Liabilities are obligations of the Trust to pay to the Pension Funds and the PBGC a portion of the net proceeds from the liquidation of the assets of CFCD 2002 LLC, CFCD 2002 Member LLC, CFCD 2002A LLC and CFCD 2002A Member LLC, which are affiliates of the Debtors (collectively, the “LLC Affiliates”) and the sale of the assets of certain affiliates of the Debtors in Canada (the “Canada Assets”). Pursuant to the Consolidation Stipulation, the Debtors agreed to share the net proceeds of the LLC Affiliates and the Canada Assets on the terms set forth in the Consolidation Stipulation.

Income Taxes: For financial reporting and income tax purposes, based on the criteria outlined in Revenue Procedure 94-45 re a qualified liquidating trust in a Chapter 11 bankruptcy, the CFC Trust is treated as a grantor trust, with the holders of beneficial interests as the grantors. Each beneficiary is treated as owning a pro rata share of the undivided assets of the trust. Accordingly, their respective shares of the income, gains, losses, deductions and credits of the CFC Trust are passed through to the holders of beneficial interests and recognized by such holders.

As a grantor trust, the CFC Trust is not subject to income taxes on the income earned or gain realized on the disposition of the CFC Trust assets. It will, however, pay the federal, state, and local income taxes on the taxable income and gain allocated to the Reserve for Disputed Claims (as defined in the Plan) on behalf of the holders of such claims. Consequently, when disputed claims are ultimately resolved, holders of such claims which are ultimately allowed, under the terms of the Bankruptcy Code, will receive distributions from the CFC Trust, net of taxes that were previously paid on their behalf.

As a qualified liquidation trust, the CFC Trust does not recognize taxable income (loss) or gain (loss) on its own behalf. Instead, such tax attributes realized from the CFC Trust assets are passed through to the current beneficiaries and the Reserve for Disputed Claims. Therefore, no related tax provision for income taxes or accrual of deferred taxes for post-Effective Date activity has been recorded in the CFC Trust’s financial statements.

3.	Classes of Claims and Payment Rights

Pursuant to the Plan, the claims against the Debtors and interests in the Debtors were placed into the following classes:

Administrative Claims: Administrative Claims are claims filed against the Debtors for goods or services provided to the Debtor during the Chapter 11 cases. Allowed administrative claims will be paid in full.

Class 1 and 2 claims are the Secured and Priority Non-Tax Claims against the Debtors which arose prior to the commencement of the Chapter 11 cases. The Class 1 and 2 claims will be paid out at 100% of their allowed amounts. Claims in this category are either secured or among the specific liabilities granted priority treatment under the Bankruptcy Code, including certain tax claims and employee wages claims up to $4,650. The holders of Class 1 and 2 claims are creditors of the CFC Trust and will have no ownership interest in the CFC Trust.

A6

Class 3 Claims (Convenience Class claims) consist of all general unsecured pre-petition claims that are allowed in an amount equal to or less than $100.00 and all unsecured claims that are allowed in an amount greater than $100.00 but which the holders elect to reduce to $100.00. These claims will be paid in full up to a maximum of $100.00.

Class 4 claims consist of all general unsecured pre-petition claims other than Convenience Class claims and claims in Class 5 Subordinated Pension Fund Claims or Class 6 Subordinated Claims. Holders of allowed Class 4 claims will not be paid in full for amounts owed to them as of the Bankruptcy filing. Pursuant to the Plan, with certain exceptions, each holder of an allowed Class 4 claim will receive a beneficial interest in the CFC Trust (the “Trust Beneficial Interests” or “Trust Interests”) which entitle the holder to distributions of funds from the liquidation of the Trust Property. The holders of Trust Interests are referred to herein as the “Trust Beneficiaries.” Holders of allowed Class 4 Claims are deemed to hold a pro rata Beneficial Interest in the CFC Trust equal to the amount of the allowed Class 4 claim held by the holder as compared to the total amount of all Claims ultimately allowed in Class 4. Each holder will share pro-rata in all distributions made to Trust Beneficiaries pursuant to provisions of the Plan. Pro Rata means proportionately so that, with respect to any Class, the ratio of (a) the amount of consideration distributed on account of a particular Allowed Claim to (b) the amount of Allowed Claim, is the same as the ratio of (x) the amount of consideration distributed on account of all Allowed Claims in the Class in which the particular Allowed Claim is included to (y) the aggregate amount of all Allowed Claims of that Class. Holders of Disputed Class 4 Claims receive Trust Beneficial Interests upon resolution of the disputed claim and to the extent such claim becomes allowed. The Trust Beneficial Interests represent equity interests in the CFC Trust. The Beneficial Interests do not entitle the holder to any title in or to any of the assets of the CFC Trust and do not represent obligations of the CFC Trust to pay a certain amount. Therefore, the value of the Beneficial Interests is speculative and subject to change based upon the net cash ultimately realized by the CFC Trust. The Beneficial Interests shall be noted on the books and records of the CFC Trust, shall not be evidenced by a writing and may not be transferred or sold, assigned, hypothecated or pledged, except that they may be assigned or transferred by will, intestate succession, or operation of law.

Class 5 and 6 claims consist of Subordinated Pension Fund Claims and Subordinated Claims. Holders of Class 5 claims will not receive any distribution until holders of Class 4 claims are paid in full. Holders of Class 6 claims will not receive any distribution until holders of Class 5 claims are paid in full.

Claims in Classes 7 through 16 include certain debts owed by the Debtors to affiliated entities and all equity interests. All of the debts and equity interests in these classes were cancelled pursuant to the Plan and no distributions will be made on account of these debts and equity interests.

The Debtors scheduled approximately $1.2 billion of valid pre-petition general unsecured claims with the Bankruptcy Court as of the commencement of the Chapter 11 cases in September 2002. However, during the Chapter 11 cases, the Debtors adjusted the schedules to reduce the general unsecured claims of certain pension funds from $550 million to $200 million. As of the Effective Date, an additional 21,000 claims had been filed by creditors asserting $8.3 billion of additional pre-petition general unsecured claims. Of those claims, approximately 1,400 claims were filed with values that were either undeterminable or subject to certain contingencies. The CFC Trust is in the process of analyzing unliquidated claims to determine the aggregate liquidation value of these claims. The Trust’s current estimate of the aggregate liquidation value of these claims is included in the estimate of allowed Class 4 claims in this paragraph. Upon allowance, including the resolution of any objections asserted to any of these claims, each allowed claim will constitute an allowed Class 4 claim under the Plan and the holder will be a “Trust Beneficiary” to the extent of the allowed claim. Through December 31, 2004, approximately 1,900 claims asserting $7.5 billion have been disallowed for cause, found to be duplicative or otherwise disallowed. As of the present, there remain approximately 19,100 claims asserting $2.0 billion of pre-petition claims. The Trust estimates that a majority of these claims will be objected to, in whole or in part and that approximately $0.9 billion to $1.4 billion of Class 4 claims will ultimately be allowed.

During the period December 13, 2004 (the Effective Date) through December 31, 2004, the CFC Trust made payments of approximately $35.0 million to approximately 18,100 holders of allowed priority

A7

wage claims (Class 2 claims). Additionally, the CFC Trust made payments of approximately $323,000 on approximately 4,700 Convenience Class claims (Class 3 claims). Some or many of the holders of these priority wage claims may also hold pre-petition General Unsecured Claims under Class 4 and therefore may also be “Trust Beneficiaries.” However, the payment on account of each Convenience Class Claim was in final satisfaction of any rights on the holder of that claim unless that holder has other allowed claims. The CFC Trust did not make any distributions to holders of Trust Beneficial Interests during the period from the Effective Date through December 31, 2004.

Also during the period from the Effective Date through December 31, 2004, the holder of a secured claim (Class 1 claim) made an approximately $1.0 million draw against a cash collateralized letter of credit.

4.	Litigation

As of the Effective Date, the Debtors were pursuing collection claims and legal actions against approximately 100 parties. Such claims included both pre-petition and post-petition claims, collection agency claims filed in state courts, claims filed in the Bankruptcy Court, judgments, and some claims that had not yet been filed in any court (collectively, “Collection Actions”). The Trust has succeeded to the interests of the Debtors in the Collection Actions. Pursuant to the Collection Actions, the Trust is seeking to recover $0.7 million in the aggregate from the defendants/debtors. During the period December 13, 2004 to December 31, 2004, approximately $77,000 was recovered on account of the Collection Actions.

The Bankruptcy Code allows a trustee or debtor-in-possession to recover certain payments or transfers of property to unsecured creditors during the 90 days prior to commencement of the bankruptcy case (“Preferential Transfers”) in order to redistribute such transfers more evenly among creditors. Creditors who are entitled to priority payment through bankruptcy, such as secured creditors and holders of priority claims, are protected from being subject to preference claims. The Bankruptcy Code also provides creditors with several potential defenses to preference claims.

As of the Effective Date, there were approximately 215 lawsuits and judgments pending which were commenced by the Debtors prior to the Effective Date to recover Preferential Transfers (the “Preference Actions”). The Trust has succeeded to the interests of the Debtors in the Preference Actions. Pursuant to the Preference Actions, the Trust is seeking to recover $2.5 million in the aggregate, net of recovery costs, from the defendants. During the period December 13, 2004 to December 31, 2004, approximately 15 Preference Actions were settled or resolved, resulting in recoveries of approximately $122,100, which was received by the CF Trust in January 2005.

On February 7, 2003, Norfolk Southern Railway Company (“Norfolk”) filed a complaint against certain of the Debtors seeking an order from the Bankruptcy Court declaring and establishing a trust over approximately $2 million of payments made by transportation customers to the Debtors for transportation services provided by Norfolk. On May 22, 2003, the Bankruptcy Court granted the Debtors’ motion to dismiss in part, without leave to amend. In July 2003, Norfolk appealed the order of the Bankruptcy Court to the District Court. In March 2004, the District Court affirmed the Court’s Order dismissing the Norfolk complaint. Norfolk has appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Oral argument on the appeal to the Ninth Circuit is pending.

On February 26, 2003, Burlington Northern & Santa Fe Railway Company (“BNSF”) filed a complaint against one of the Debtors and GE Capital seeking an order from the Bankruptcy Court declaring and establishing a constructive trust over certain payments made by customers to the Debtors for transportation services provided by BNSF. On June 19, 2003, the Court granted the Debtors’ motion to dismiss in part, without leave to amend. Thereafter, BNSF amended its complaint to allege the existence of a resulting trust under federal common law and Kansas State law. Following the filing of the amended complaint, the Debtors negotiated, and the Bankruptcy Court approved, a partial

A8

settlement of the action under which an escrow arrangement has been established, which permitted GE Capital to be dismissed from this action. Under the partial settlement, GE Capital deposited approximately $6.4 million of the Debtors’ cash collateral into a segregated account, and the Debtors deposited an additional approximately $1.2 million into the segregated account. These amounts are included in Reserved Cash in the Consolidated Statements of Net Assets in Liquidation as of the Effective Date and December 31, 2004. The Court has denied a motion to dismiss the amended complaint filed by the Debtors. A hearing is scheduled in the Bankruptcy Court during April, 2005 to determine whether the Debtors are liable to BNSF. If the Bankruptcy Court finds liability, the amount that BNSF is entitled to recover from the Debtors would be detained in a second hearing. Pursuant to the Plan, the Trust has succeeded to the rights and liabilities of the Debtors in this action.

Ms. Koscki (“Koscki”) filed a claim against the Debtors based upon alleged federal civil rights violations, violations of the California Labor Code, hostile environment, and other theories, asserting a pre-petition claim in the amount of not less than $240 million (the “Koscki Claim”). Koscki commenced an adversary proceeding in the Bankruptcy Court in or about July 2004 (the “Koscki Action”), seeking judgment in her favor on the Koscki Claim. On a motion by the Debtors, the Koscki Action was removed to the District Court. During February 2005, the District Court dismissed the Koscki Action with prejudice, except the right of Koscki to pursue any administrative proceedings before the National Labor Relations Board with respect to Koscki’s charge of sexual discrimination.

5.	Subsequent Events: As of the Effective Date, General Electric Credit Corporation (“GE Capital”) held approximately $6 million of cash collateral owned by the CFC Trust (the “GE Cash Collateral”). This amount is included in Restricted Cash in the Consolidated Statements of Net Assets in Liquidation as of the Effective Date and December 31, 2004. The GE Cash Collateral secured the payment to GE Capital by the Debtors of any contingent claims held by GE Capital against the Debtors. Pursuant to the Plan, any contingent claims held by GE Capital were resolved, other than the payment of up to $20,000 of expenses, and on January 4, 2005, GE Capital has released its lien on the GE Cash Collateral and repaid those funds to the Trust.

On March 3, 2005, the Trust commenced a lawsuit in the Bankruptcy Court against ABF Freight Systems, Inc. and Transport Realty, Inc. (the “ABF Action” and the “ABF Defendants”) with respect to a parcel of real property located in Dearborn, Michigan (the “Dearborn Property”). One of the Debtors purchased the Dearborn Property from the ABF Defendants in 1996. Pursuant to the agreement for the purchase of the Dearborn Property, the ABF Defendants were to take certain remedial action with respect to contamination on the Dearborn Property. The ABF Action seeks declaratory relief that the ABF Defendants are required to remediate the Dearborn Property and to pay the costs of such remediation, as well as other relief.

A9