Form 10-K
period 2005-12-31
Trust for Certain Creditors of Consolidated Freightways CORP & Certain Affiliates
filed 2006-03-30
CIK 1319549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

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

For the Year Ended December 31, 2005

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Year Ended December 31, 2005

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

The Bankruptcy Court has retained jurisdiction over the CFC Trust and its assets as provided in the Plan, including the determination of all controversies and disputes arising under or in connection with the CFC Trust to the extent legally permissible. For example, the Court has retained jurisdiction to (i) consider and adjudicate claims and causes of action, (ii) resolve matters relating to the assumption and assignment or rejection of contracts and leases, (iii) enter orders approving post-Effective Date assets sales, (iv) hear and adjudicate matters relating to, or arising under the Plan, the Trust Agreement or otherwise involving the Trust and (v) enter an order concluding the cases.

On the Effective Date, all assets of the Debtors were transferred to the CFC Trust. The sole purpose of the CFC Trust is to liquidate the Trust Property as promptly as reasonably possible in accordance with Treasury Regulation § 301.7701-4(d) with no objective to continue or engage in the conduct of a trade or business. CFC Trust property (the “Trust Property”) includes all real and personal property held by Debtors as well as all claims and causes of action, cash, deposits and preference and other receivables. Specifically, the CFC Trust will:

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

As of December 31, 2005, Trust Property included primarily cash, two real properties, preference receivables and an insurance deposit.

The CFC Trust will continue in effect until the earlier of (a) the date that all Trust Property has been liquidated, all proceeds have been converted to cash or distributed in kind, all Trust expenses have been paid, all claims to be paid under the Plan have been paid, all distributions to be made with respect to the Trust Beneficial Interests (defined below) have been made, all litigation to which the Trust is a party has been concluded by an order issued by the court in which such litigation is pending and such order has become final and the Chapter 11 cases have been closed, and (b) 5 years from the Effective Date, unless the Bankruptcy Court approves an extension of that deadline of up to an additional 5 years. If the Trust remains in existence 3 years after the Effective Date, the Trust will seek “no action” relief from the Securities and Exchange Commission in respect of continued limited reporting in substantially the form included herein.

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

(b) Employees

The Trust had 10 full time employees at December 31, 2005.

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

Class 4 claims consist of all general unsecured pre-petition claims other than Convenience Class claims, Subordinated Pension Fund Claims and other Subordinated Claims. Holders of allowed Class 4 claims will not be paid in full for amounts owed to them as of the Bankruptcy filing. Pursuant to the Plan, with certain exceptions, each holder of an allowed Class 4 claim receives a beneficial interest in the Trust (the “Trust Beneficial Interests” or “Trust Interests”) which entitles the holder to distributions of funds from the liquidation of Trust Property. The holders of Trust Interests are referred to herein as the “Trust Beneficiaries.” Holders of allowed Class 4 Claims are deemed to hold a pro rata Beneficial Interest in the CFC Trust equal to the amount of the allowed Class 4 claim held by the holder as compared to the total amount of all Claims ultimately allowed in Class 4. Each holder will share pro-rata in all distributions made to Trust Beneficiaries pursuant to provisions of the Plan. Pro Rata means proportionately so that, with respect to any Class, the ratio of (a) the amount of consideration distributed on account of a particular Allowed Claim to (b) the amount of Allowed Claim, is the same as the ratio of (x) the amount of consideration distributed on account of all Allowed Claims in the Class in which the particular Allowed Claim is included to (y) the aggregate amount of all Allowed Claims of that Class. Holders of Disputed Class 4 Claims receive Trust Beneficial Interests upon resolution of the disputed claim and to the extent such claim becomes allowed. The Trust Beneficial Interests represent equity interests in the Trust. The Beneficial Interests do not entitle the holder to any title in or to any of the assets of the Trust and do not represent obligations of the Trust to pay a certain amount. Therefore, the value of the Trust Interests is speculative and subject to change based upon the net cash ultimately realized by the Trust. The Trust Interests shall be noted on the books and records of the Trust, shall not be evidenced by a writing and may not be transferred or sold, assigned, hypothecated or pledged, except that they may be assigned or transferred by will, intestate succession, or operation of law.

As of December 31, 2004 there were approximately 1,400 unliquidated claims. Unliquidated claims are claims where the value of the claim is undeterminable or subject to certain contingencies. The CFC Trust analyzed these claims as of December 31, 2004 and estimated the value of these claims to be approximately $10.0 million. During 2005, the CFC Trust either liquidated the majority of the claims or expunged the claims in full through the bankruptcy court. As of December 31, 2005, there remained an insignificant number of unliquidated claims. The CFC Trust still estimates the value of these claims, including those liquidated during 2005, at $10.0 million. The Trust’s current estimate of the value of these claims is included in the estimate of allowed Class 4 claims below.

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

The Debtors scheduled approximately $1.2 billion of valid pre-petition general unsecured claims with the Bankruptcy Court as of the commencement of the Chapter 11 cases in September 2002 including amounts for certain pension funds and the Pension Benefit Guaranty Corporation (referred to in this Form 10-K as the PBGC). All but approximately $30.0 million of the filed schedules were matched against subsequently filed claims or subordinated per the Plan. As of December 31, 2005, 21,500 claims had been filed by creditors asserting $9.2 billion of pre-petition general unsecured claims. Upon allowance, including the resolution of any objections asserted to any of these claims, each allowed claim will constitute an allowed Class 4 claim under the Plan and the holder will be a “Trust Beneficiary” to the extent of the allowed claim. Through December 31, 2005, approximately 1,400 claims asserting $7.9 billion have been disallowed for cause, found to be duplicative or otherwise disallowed. As of the present, there remain approximately 15,500 claims asserting $0.9 billion of pre-petition value to be resolved. The Trust estimates that a majority of these claims will be objected to, in whole or in part and that approximately $0.7 billion to $1.2 billion of Class 4 claims will ultimately be allowed in the aggregate, although no assurances can be made.

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

(d) Distributions

During the period January 1, 2005 through December 31, 2005, the Trust made approximately $64.8 million of distributions, which were comprised of the following: $27.8 million to certain pension funds and the PBGC ($22.8 million from proceeds on sale of Canadian assets and $5.0 million from sale of real estate) pursuant to the Consolidation Stipulation (discussed in Item 7 of the Annual Report on Form 10-K); $20.9 million on allowed Unsecured Claims (Class 4 claims) to Trust Beneficial Interest holders; $14.6 million on allowed Administrative, Secured and Priority claims (Class 1 and 2 claims), including $10.2 million of priority tax payments, a $2.9 million draw made against a cash collateralized letter of credit by Reliance Insurance Company (in Liquidation) (“Reliance”), the holder of a Class 1 claim, administrative and reclamation payments of $1.0 million and priority wage payments of $0.5 million; and $1.5 million on Unsecured Claims covered by the ACC settlement (discussed below).

The $20.9 million distribution made to Trust Beneficial Interest holders in 2005 represented a 5.2% distribution on allowed non-employee Class 4 claims of approximately $400 million. Further distributions on claims will be made once certain priority and unsecured issues related to employee claims, which represent a significant number of the unresolved claims, are resolved. A reserve of 5.2% on disputed Class 4 claims is included in Cash Held in Reserve for Disputed Clams on the Statement of Net Assets in Liquidation.

ACC: In 2004, the Bankruptcy Court approved a settlement between certain of the Debtors and American Casualty Company of Reading, Pennsylvania (“ACC”) concerning certain pre-petition surety bonds issued by ACC on the Debtors’ behalf. The bonds indemnify certain claimants, up to the dollar amounts in the bond (not to exceed $5,000), whose “non-contract” claim consists of, or includes, shortage and/or damage claims to the value of their lost, shorted, and/or damaged cargo as provided in the pricing and agreements from which the shipment was routed. Under the settlement, the Debtors received a payment of approximately $4.0 million from ACC which included reimbursement of non-contract claims totaling approximately $2.7 million with the remainder as reimbursement for the cost of administering the non-contract claims as well as indemnifying ACC should an action on a non-contract claim be filed directly against ACC. During 2005, the Debtors made payments to holders of allowed claims covered by the settlement of approximately $1.5 million.

During the period December 13, 2004 (the Effective Date) through December 31, 2004, the CFC Trust made payments of approximately $35.0 million to approximately 18,100 holders of allowed priority wage claims (Class 2 claims). Some of the holders of these priority wage claims may also hold pre-petition General Unsecured Claims under Class 4 and therefore may also be “Trust Beneficiaries.” Additionally, the CFC Trust made payments of approximately $323,000 on approximately 4,700 Convenience Class Claims (Class 3 claims). However, the payment on account of each Convenience Class Claim was in final satisfaction of any rights on the holder of that claim unless that holder has other allowed claims. The CFC Trust did not make any distributions to holders of Trust Beneficial Interests during the period December 13, 2004 through December 31, 2004. Also during the period from the Effective Date through December 31, 2004, Reliance, the holder of a secured claim (Class 1 claim), made an approximately $1.0 million draw against a cash collateralized letter of credit.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The CFC Trust is the beneficial owner of 2 real properties as of December 31, 2005. Those properties consist of 1 truck terminal in Charlotte, NC and an administrative office building located in Menlo Park, CA. The Trust is pursuing the sale of these properties but is unable to project when the sales may be completed or the ultimate proceeds to be received.

During 2005, the CFC Trust sold 4 truck terminals, receiving net proceeds of approximately $9.0 million.

During the period from the Effective Date through December 31, 2004, the CFC Trust received proceeds of approximately $1.8 million from the pre-Effective Date sale of a truck terminal. Also during the period from the Effective Date through December 31, 2004, the CFC Trust sold a truck terminal, the proceeds of which were received in January 2005, for approximately $4.1 million, of which $3.2 million was cash and the remainder was title to a truck terminal which was sold by the Trust for approximately $900,000.

Prior to the Effective Date, the Trust sold 3 truck terminals for which escrow had not closed as of December 31, 2004. The proceeds to be received were recorded as receivables on the CFC Trust’s books as of December 31, 2004. Proceeds of $14.2 million from these sales were received in 2005.

The CFC Trust is currently leasing administrative office space in Vancouver, WA, where it maintains its principal office.

ITEM 3. LEGAL PROCEEDINGS

(a) Collection Actions

As of the Effective Date, the Debtors were pursuing collection claims and legal actions against approximately 100 parties. Such claims include both pre-petition and post-petition claims, collection agency claims filed in state courts, claims filed in the Bankruptcy Court, judgments, and some claims that had not yet been filed in any court (collectively, “Collection Actions”). The Trust has succeeded to the interests of the Debtors in the Collection Actions. Pursuant to the Collection Actions, the Trust was seeking to recover $0.7 million in the aggregate from the defendants/debtors. During the period December 13, 2004 to December 31, 2004, approximately $77,000 was recovered on account of the Collection Actions. During the period January 1, 2005 through December 31, 2005, approximately $0.5 million was recovered.

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

As of January 1, 2005, there were approximately 200 lawsuits and judgments pending which were commenced by the Debtors prior to the Effective Date to recover preferential transfers (the “Preference Actions”). The Trust succeeded to the interests of the Debtors in the Preference Actions. Pursuant to the Preference Actions, the Trust was seeking to recover $2.5 million in the aggregate, net of recovery costs, from the defendants as of the Effective Date. During the period January 1, 2005 to December 31, 2005, more than 100 Preference Actions were settled or resolved, resulting in recoveries of approximately $0.4 million, which was received by the Trust in 2005. Also in 2005, the Trust decreased its estimated preference collections by approximately $1.8 million due to anticipated claim waivers and estimated lower cash collections.

(c) Norfolk Southern

On February 7, 2003, Norfolk Southern Railway Company (“Norfolk”) filed a complaint against certain of the Debtors seeking an order from the Bankruptcy Court declaring and establishing a trust over approximately $2 million of payments made by transportation customers to the Debtors for transportation services provided by Norfolk. On May 22, 2003, the Bankruptcy Court granted the Debtors’ motion to dismiss in part, without leave to amend. In July 2003, Norfolk appealed the order of the Bankruptcy Court to the District Court. In March 2004, the District Court affirmed the Court’s Order dismissing the Norfolk complaint. Norfolk has appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). In December 2005 oral arguments on the appeal by Norfolk were heard by the Ninth Circuit. The Court’s decision is pending.

(d) Burlington Northern & Santa Fe Railway Company

On February 26, 2003, Burlington Northern & Santa Fe Railway Company (“BNSF”) filed a complaint against one of the Debtors and GE Capital seeking an order from the Bankruptcy Court declaring and establishing a constructive trust over certain payments made by customers to the Debtors for transportation services provided by BNSF. On June 19, 2003, the Court granted the Debtors’ motion to dismiss in part, without leave to amend. Thereafter, BNSF amended its complaint to allege the existence of a resulting trust under federal common law and Kansas State law. Following the filing of the amended complaint, the Debtors negotiated, and the Bankruptcy Court approved, a partial settlement of the action under which an escrow arrangement has been established, which permitted GE Capital to be dismissed from this action. Under the partial settlement, GE Capital deposited approximately $6.4 million of the Debtors’ cash collateral into a segregated account, and the Debtors deposited an additional approximately $1.2 million into the segregated account. The parties settled this matter in 2005. BNSF was allowed an administrative expense claim in the amount of $425,000 and an unsecured claim in the amount of $5.5 million. In return, BNSF released any claims to the $7.6 million in the segregated account. BNSF was paid $425,000 on account of its administrative claim in October 2005.

(e) Laura Koscki

Ms. Koscki (“Koscki”) filed a claim against the Debtors based upon alleged federal civil rights violations, violations of the California Labor Code, hostile environment, and other theories, asserting a pre-petition claim in the amount of not less than $240 million (the “Koscki Claim”). Koscki also commenced an adversary proceeding relating to the foregoing in the Bankruptcy Court in or about July 2004 (the “Koscki Action”), seeking judgment in her favor on the Koscki Claim. On a motion by the Debtors, the Koscki Action was removed to the District Court. During February 2005, the District Court dismissed the Koscki Action with prejudice, except the right of Koscki to pursue any administrative proceedings before the National Labor Relations Board with respect to Koscki’s charge of sexual discrimination. Koscki has appeal the dismissal and the Trust has moved to dismiss Koscki’s appeal. Such motion is currently pending. During July 2005, the Bankruptcy court set a maximum value of $5.7 million on the Koscki claim for purposes of estimation.

(f) ABF

On March 3, 2005, the Trust commenced a lawsuit in the Bankruptcy Court against ABF Freight Systems, Inc. and Transport Realty, Inc. (the “ABF Action” and the “ABF Defendants”) with respect to a parcel of real property located in Dearborn, Michigan (the “Dearborn Property”). One of the Debtors purchased the Dearborn Property from the ABF Defendants in 1996. Pursuant to the agreement for the purchase of the Dearborn Property, the ABF Defendants were to take certain remedial action with respect to contamination on the Dearborn Property. The ABF Action sought declaratory relief that the ABF Defendants were required to remediate the Dearborn Property and to pay the costs of such remediation, as well as other relief. The lawsuit was settled in November 2005, with ABF making a payment to the Trust of $335,000.

(g) Objections to Claims

For a discussion of the status of objections by the Trust to Class 4 claims, see Item 1 (c) above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF TRUST BENEFICIARIES

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

As of December 31, 2005, the Trust had approximately 8,700 Trust Beneficial Interest holders of record.

The Trust made a $20.9 million distribution to Trust Beneficial Interest Holders in 2005 which represented a 5.2% distribution on approximately $400 million of allowed Class 4 claims.

Pursuant to the Plan, Trust Beneficial Interests may not be transferred, sold, assigned, hypothecated or pledged by any holder except that they may be assigned or transferred by will, interstate succession or operation of law.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On the Effective Date, the CFC Trust was established pursuant to the terms of the Plan and all assets of Debtors were transferred to the CFC Trust. The CFC Trust is obligated to make payments on account of the debts owed by the Debtors as set forth in the Plan. The CFC Trust believes that the following discussion fairly describes material activity and operations consistent with its purpose and in accordance with Treasury Regulation 301.7701-4(d). In this context, reference is made to the Consolidated Statements of Net Assets in Liquidation as of December 31, 2004 and December 31, 2005; the Consolidated Statement of Changes in Net Assets in Liquidation for the period from December 13, 2004 through December 31, 2004 and for the year ended December 31, 2005; and the Consolidated Statement of Cash Receipts and Disbursements for the period December 13, 2004 through December 31, 2004 and for the year ended December 31, 2005. These statements were prepared using the liquidation basis of accounting and are unaudited.

A. Changes in net assets in liquidation

Net assets in liquidation are subject to material change when either (1) Distributions to holders of Allowed Class 4 Claims are authorized, or (2) estimates of the fair value of the Liquidation Trust’s assets and /or liabilities change. Both the authorization of Distributions and changes in estimates are non-cash changes.

Most cash transactions, on the other hand, such as collection of receivables, payments of accrued liabilities and Distributions, cause offsetting changes in the associated components of assets and liabilities, but do not change net assets in liquidation. The Consolidated Statements of Cash Receipts and Disbursements shows the results of these transactions, which are also discussed later under the heading “Cash Receipts and Disbursements.”

The following table summarizes the significant changes in net assets in liquidation for the period indicated:

	For the year ended December 31, 2005 Unaudited	For the period from December 13, 2004 (Effective Date) through December 31, 2004 Unaudited
(Dollars in thousands)

Distributions authorized	$(22,358)	$—

Changes in estimates – Increase/(decrease) in net assets in liquidation
Fair value of preference receivables	(1,800)	—
Pension fund and PBGC liability	(5,000)
Unimpaired claims payable	(443)	—

Net decrease due to changes in estimates	(7,243)	—
Net other increases	7,037	171

Net increase (decrease) in net assets in liquidation	$(22,564)	$171

1. Distributions authorized

Distributions totaling $22.4 million were authorized and made during the period January 1, 2005 through December 31, 2005 and consisted of a $20.9 million distribution to holders of allowed Unsecured Claims (Class 4 claims) and $1.5 million to holders of allowed Unsecured Claims (Class 4 claims) covered by the ACC settlement. No distributions were authorized for the period from the Effective Date through December 31, 2004.

2. Changes in estimate – estimated fair value of preference receivables.

A $1.8 million reduction in the estimated fair value of preference recoveries was made during the period January 1, 2005 through December 31, 2005 due to anticipated claim waivers and estimated lower cash collections. No such change was made during the period from the Effective Date through December 31, 2004.

3. Changes in estimate – estimated pension fund and PBGC liability.

A $5.0 million increase in the estimated pension fund and PBGC liability was made during the period January 1, 2005 through December 31, 2005 based upon higher proceeds from sales of real estate assets. No such change was made during the period from the Effective Date through December 31, 2004.

4. Change in estimate – estimated unimpaired claim liability

A $0.4 million increase was made in the amount of estimated allowed unimpaired claims during the period January 1, 2005 through December 31, 2005 based upon a review of claim liability. No such change was made for the period from the Effective Date through December 31, 2004.

5. Other increases

Other net increases for the period January 1, 2005 through December 31, 2005 totaled $7.0 million and consisted mainly of $6.9 million of interest income on cash and cash equivalents. Other net increases for the period from the Effective Date through December 31, 2004 were $171,000 and consisted of interest income ($139,000) and gains on sale of property ($32,000).

B. Cash Receipts and Disbursements

The following table summarizes cash receipts and disbursements for the periods as indicated:

	For the year ended December 31, 2005 Unaudited	For the period from December 13, 2004 (Effective Date) through December 31, 2004 Unaudited
(Dollars in thousands)

Cash receipts	$40,465	$2,103

Trust operating expenses	6,882	376
Legal and professional fees	7,063	446
Claims payments	64,792	36,342

Total disbursements	78,737	37,164

Net decrease in cash and cash equivalents	$(38,272)	$(35,061)

1. Cash receipts

Cash receipts for the period January 1, 2005 through December 31, 2005 of $40.5 million consisted mainly of $26.4 million of proceeds on the sales of property. Of the $26.4 million, $9.0 million was from sales of property in 2005 while $17.4 million was from sales in 2004 for which the cash was received in 2005. Cash receipts in 2005 also included interest income on cash and cash equivalents ($6.9 million), tax refunds ($2.5 million), collections ($1.5 million) and other receipts ($3.2 million).

Cash receipts of $2.1 million in the period from the Effective Date through December 31, 2004 consisted mainly of $1.8 million of proceeds from the sale of one real estate property with the remainder coming from accounts receivable and other recoveries.

2. Trust operating expenses

Operating expenses for the period January 1, 2005 through December 31, 2005 of $6.9 million and $0.4 million for the period from the Effective Date through December 31, 2004 consisted mainly of salaries, taxes, insurance and rent expense.

3. Legal and professional fees

Legal and professional fees for the period January 1, 2005 through December 31, 2005 of $7.1 million and $0.4 million for the period from the Effective Date through December 31, 2004 reflect payments for services consistent with ongoing bankruptcy and liquidation efforts.

4. Claims payments

During the period January 1, 2005 through December 31, 2005, the Trust made approximately $64.8 million of distributions, which were comprised of the following: $27.8 million to certain pension funds and the PBGC pursuant to a Consolidation Stipulation (discussed below) ($22.8 million from proceeds on sale of Canadian assets and $5.0 million from sale of real estate); $20.9 million on allowed Unsecured Claims (Class 4 claims); $14.6 million on allowed Administrative, Secured and Priority claims (Class 1 and 2 claims), including $10.2 million of priority tax payments, a $2.9 million draw made against a cash collateralized letter of credit by the holder of a Class 1 claim, administrative and reclamation payments of $1.0 million and priority wage payments of $0.5 million; and $1.5 million on Unsecured Claims covered by the ACC settlement.

During the period from the Effective Date through December 31, 2004, payments of Class 1 and 2 claims totaled $36.0 million. Those payments consisted of $23.0 million for priority wage damages to former union employees in satisfaction of claims asserted under the WARN Act; $12.0 million of priority vacation owed to former union and non-union employees; and an approximately $1.0 million draw against a cash collateralized letter of credit by a holder of a secured claim (Class 1 claim). The CFC Trust also made Class 3 payments of approximately $0.3 million in the same period. No Class 4 distributions were made for the period from the Effective Date through December 31, 2004.

C. Cash and Reserves

1. Cash and cash equivalents

The CFC Trust’s cash and cash equivalents balance decreased from $255.3 million as of the December 31, 2004 by $38.2 million to $217.1 million as of December 31, 2005. The decrease resulted primarily from distributions on claims and disbursements associated with the costs of liquidation, partially offset by cash receipts primarily from sale of real estate.

The CFC Trust’s cash and cash equivalents balance is classified as either: (a) Reserved, (b) Restricted , (c) Cash Available for Distributions to Holders of Allowed Class 4 Claims or (d) Cash Held in Reserve for Disputed Claims. Under the terms of the Plan, the CFC Trust is not required to segregate funds for reserves.

a. Reserved Cash is held to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the CFC Trust and (b) estimated payments to holders of Administrative Claims, Allowed Class 1 and 2 Claims as well as Class 3 Claims in accordance with the Plan. Reserved Cash decreased by approximately $24.0 million due primarily to Trust operating, legal and professional expenses ($13.9 million) and distributions to allowed Administrative and Class 1 and 2 claims ($14.6 million), offset by an increase in the estimate of Unimpaired Claims ($0.4 million) and collections ($4.1 million).

Reserved Cash decreased by $37.1 million from the Effective Date to December 31, 2004 to a balance of $127.1 million, as a result of distributions made to holders of Allowed 2 Claims ($35.0 million); a draw on a cash collateralized letter of credit ($1.0 million) (as more fully described in the following paragraph); distributions to holders of allowed Class 3 Claims ($0.3 million) and operating expenses ($0.8 million).

Reserved Cash as of December 31, 2005 includes $40.6 million of cash collateral to reimburse the issuer of a letter of credit held by Reliance in connection with insurance policies under which the Debtors were the insured. During the period from January 1, 2005 through December 31, 2005, Reliance made a $2.9 million draw against the letter of credit. During the period from the Effective Date through December 31, 2004, Reliance made a $1.0 million draw against the letter of credit. Cash collateral remaining, if any, after Reliance reimburses itself for all claims which may be paid in future years, is expected to revert back to the Trust.

b. Restricted Cash as of the December 31, 2005 was $14.6 million and consisted mainly of the following: $11.9 million of cash restricted pursuant to a Consolidation Stipulation (as defined in the next paragraph) between the CFC Trust and the LLC Creditors as defined below and $2.6 million to be used for payment of certain allowed pre-petition non-contract cargo claims pursuant to a settlement agreement between the CFC Trust and ACC. Restricted cash decreased $30.6 million in 2005 primarily due to payments pursuant to the Consolidation Stipulation ($27.8 million) and payments under the ACC settlement ($1.5 million). Additionally, approximately $6.4 million of cash collateral classified as Restricted Cash as of December 31, 2004 was reclassified as Cash Available for Distribution of Holders of Allowed Class 4 Claims as of December 31, 2005. These decreases were offset by an increase in the estimated pension fund liability ($5.0 million).

Consolidation Stipulation: In March 2003, the Debtors filed a motion (the “Consolidation Motion”) in the Bankruptcy Court seeking to substantively consolidate with the Debtors the chapter 11 estates of four affiliates who were also the subject of chapter 11 cases at that time: CFCD 2002 LLC, CFCD 2002 Member LLC, CFCD 2002A LLC and CFCD 2002A Member LLC (collectively, the “LLC Affiliates”). The Consolidation Motion was opposed by sixteen multi-employer pension plan funds which asserted withdrawal liability claims against the Debtors and the LLC Affiliates (the “Pension Funds”) and the PBGC (together with the Pension Funds, the “LLC Creditors”). Subsequently in November 2003, the Debtors entered into a stipulation with the LLC Creditors and certain other parties to settle the issues relating to the Consolidation Motion (the

“Consolidation Stipulation”). Pursuant to the Consolidation Stipulation, (i) the Debtors agreed to withdraw the Consolidation Motion and not seek to consolidate the estates of the LLC Affiliates with the Debtors, (ii) the Debtors and the LLC Creditors agreed to share the net proceeds from the liquidation of the assets of the LLC Affiliates and the sale of the assets of certain affiliates of the Debtors in Canada (the “Canada Assets”) on the terms set forth in the Consolidation Stipulation, including, among other consideration, that (a) the Debtors would receive seventy-three percent (73%) of the net proceeds (as calculated pursuant to the Consolidation Stipulation) from sales of the LLC Affiliates’ real estate assets and twenty percent (20%) of the net proceeds (as calculated pursuant to the Consolidation Stipulation) from the sale of the Canada Assets, (b) the LLC Creditors would receive twenty-seven percent (27%) of the net proceeds from sales of the LLC Affiliates’ real estate assets and eighty percent (80%) of the net proceeds from the sale of the Canada Assets, and (iii) the LLC Affiliates’ chapter 11 cases would be dismissed. The Court approved the Consolidation Stipulation at a hearing on February 25, 2004 and entered its Order on April 27, 2004.

The CFC Trust has received proceeds of the sale of the LLC Affiliates real estate assets and the sale of the Canada assets and, in accordance with the Consolidation Stipulation, the Trust holds the funds as Restricted Cash remaining to be distributed to the LLC Creditors. As of December 31, 2004, the amount was $34.7 million for which the CFC Trust recorded a $34.7 million liability in the Consolidated Statements of Net Assets in Liquidation. During 2005, the CFC Trust made payments to the Pension Funds and the PBGC totaling $27.8 million. Of the $27.8 million, $22.8 million was from proceeds on sale of Canadian assets and $5.0 million was from sale of real estate. During 2005, the Trust increased its estimated liability to the Pension Funds and the PBGC by $5.0 million based upon higher proceeds from sales of real estate assets. As of December 31, 2005, the liability to the Funds was $11.9 million in the Consolidated Statements of Net Assets in Liquidation.

c. Cash Available for Distribution to Holders of Allowed Class 4 Claims increased by $16.3 million in 2005 to a balance of $99.3 million due primarily to proceeds from the sale of real property ($26.4 million), interest income ($6.8 million); reclassification of cash collateral from Restricted Cash ($6.4 million) and other collections and receipts ($3.0 million), offset by a Class 4 distribution ($20.9 million) and increases in the estimated pension fund liability ($5.0 million) and estimated unimpaired claims ($0.4 million)

d. Cash Held in Reserve for Disputed Claims reflects a 5.2% distribution reserve for currently disputed Class 4 claims.

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

There were no changes in the Trust’s internal controls over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

There were no significant changes in internal controls or in other factors that have materially affected, or were reasonably likely to materially affect, the internal controls subsequent to the date of the Trustee’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

During a review of internal controls in 2004, the Trust determined that the computer files for cargo claims and data warehouse systems were not backed up. If these files were not available, the Trust’s ability to dispute certain claims filed in the bankruptcy could be adversely affected, to the potential detriment of holders of Trust Beneficial Interests. During 2005, the Trust implemented systems and procedures to ensure back of up these files.

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

ITEM 11. EXECUTIVE COMPENSATION

K. Morgan Enterprises, Inc. is paid a fee of $27,083.34 per month pursuant to a Trustee Services Agreement (the “Agreement”). The initial term of the Agreement, from December 13, 2004 through December 31, 2005, was completed and the Trustee received a $50,000 retention bonus. The agreement was renewed for an additional 12 months, from January 1, 2006 through December 31, 2006, by the Oversight Committee. If the Trustee completes the 12 month renewal term, the Trustee is entitled to a $50,000 retention bonus. The Oversight Committee, at its sole discretion, may extend the Agreement on such terms and conditions as may be mutually agreed upon by the Trustee and the Oversight Committee. The Trustee is entitled to reimbursement for reasonable out of pocket travel, lodging, communication and necessary business expenditures actually incurred on behalf of or in connection with the affairs of the Trust.

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

As of December 31, 2005, the Trust had approximately 8,700 Trust Beneficial Interest holders of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Trust did not employee independent accountants to perform an audit on the financial statements included in this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

Consolidated Statements of Net Assets in Liquidation as of December 31, 2005 and December 31, 2004

Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2005 and the period December 13, 2004 (the Effective Date) through December 31, 2004

Consolidated Statement of Cash Receipts and Disbursements for the year ended December 31, 2005 and period December 13, 2004 (the Effective Date) through December 31, 2004

Notes to the Consolidated Financial Statements

(b) Reports on Form 8-K

None

(c) Exhibits

Exhibit Number	Description
2.1	Second Amended Disclosure Statement for Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated July 1, 2004, including as its Exhibit A, the Consolidated Plan of Liquidation. (Filed as exhibit 2.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.1	Liquidation Trust Agreement, dated as of December 8, 2004, by and among Consolidated Freightways Corporation of Delaware, et al, the Official Committee of Creditors Holding Unsecured Claims, the Oversight Committee, K. Morgan Enterprises, Inc., as the Liquidation Trustee, and Kerry K. Morgan. (Filed as exhibit 4.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.2	First Amendment to Liquidation Trust Agreement, dated as of November 1, 2005.

31.1	Certification of Liquidation Trustee

99.1	Order Confirming Consolidated Plan of Liquidation. (Filed as exhibit 99.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS
CORPORATION AND CERTAIN AFFILIATES
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2006	/s/ Kerry K. Morgan
Kerry K. Morgan, President of K. Morgan Enterprises Inc.,
Trustee for the Registrant

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Year Ended December 31, 2005

INDEX TO INFORMATION INCORPORATED BY REFERENCE

Not Applicable

INDEX TO FINANCIAL INFORMATION

Page
Consolidated Statement of Net Assets in Liquidation as of December 31, 2005 and December 31, 2004	19

Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2005 and the period December 13, 2004 (the Effective Date) through December 31, 2004.	20

Consolidated Statement of Cash Receipts and Disbursements for the year ended December 31, 2005 and the period December 13, 2004 (the Effective Date) through December 31, 2004.	21

Notes to the Consolidated Financial Statements	22

The Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statements of Net Assets in Liquidation

(In thousands)

Unaudited

	As of December 31, 2005	As of December 31, 2004
Assets
Cash and cash equivalents
Reserved	$103,129	$127,077
Restricted	14,618	45,191
Available for Distribution to Holders of Allowed Class 4 Claims	52,519	83,070
Held in Reserve for Disputed Claims	46,800	—

Total cash and cash equivalents	217,066	255,338

Preference claims receivables (net of costs of recovery)	250	2,500
Other receivables	660	18,349

	910	20,849
Property, Plant and Equipment, net
Land and Building	19,750	29,400
Equipment	89	30

	19,839	29,430
Other Assets	2,022	3,660

Total Assets	$239,837	$309,277

Liabilities
Administrative, Class 1 and Class 2 Claims	$78,667	$92,881
Class 3 Claims	48	18
Pension Fund and PBGC Liability	11,913	34,720
Estimated costs of liquidation	24,413	34,178
Other liabilities	1,314	1,434

Total Liabilities	116,355	163,231

Net Assets in Liquidation	$123,482	$146,046

See accompanying notes to financial statements

The Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statement of Changes in Net Assets in Liquidation

(In thousands)

Unaudited

	For the year ended December 31, 2005	For the period from December 13, 2004 (Effective Date) through December 31, 2004
Increases in Net Assets in Liquidation
Interest income	$6,875	$139
Other increases	778	32

Total increases	7,653	171

Decreases in Net Assets in Liquidation
Increase in Estimated Pension Fund and PBGC Liability	(5,000)	—
Decrease in Estimated Preference Receivables	(1,800)	—
Increase in Estimated Unimpaired Claims	(443)
Other decreases	(616)	—

Total decreases	(7,859)	—

Net increase (decrease) in Net Assets in Liquidation before distributions	(206)	171
Distributions	(22,358)	—
Net increase (decrease) in Net Assets in Liquidation	(22,564)	171
Net Assets in Liquidation at beginning of period	146,046	145,875

Net Assets in Liquidation at end of period	$123,482	$146,046

See accompanying notes to financial statements

The Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statement of Cash Receipts and Disbursements

(In thousands)

Unaudited

	For the year ended December 31, 2005	For the period from December 13, 2004 (Effective Date) through December 31, 2004
Cash Receipts
Proceeds on sale of property, net of cost of sale	$26,416	$1,804
Interest income	6,875	19
Tax refunds	2,492	—
Collections	1,458	—
Other receipts	3,224	280

Total Cash Receipts	40,465	2,103

Cash Disbursements
Trust operating expenses	6,882	376
Legal and professional fees	7,063	446
Class 1 and 2 Clams	14,627	36,019
Class 3 Claims	—	323
Pension Fund Claims	27,807	—

Total Cash Disbursements	56,379	37,164

Decrease in Cash and Cash Equivalents Before Distributions Paid	(15,914)	(35,061)

Distributions Paid	(22,358)	—

Decrease in Cash and Cash Equivalents	(38,272)	(35,061)

Cash and Cash Equivalents at Beginning of Period	255,338	290,399

Cash and Cash Equivalents at End of Period	$217,066	$255,338

See accompanying notes to financial statements

The Trust for Certain Creditors of Consolidated Freightways Corporation

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

Specifically, the CFC Trust will: (a) liquidate, sell or otherwise dispose of the Trust Property; (b) cause all proceeds of the Trust Property to be deposited into the CFC Trust in accordance with the Plan and the Liquidation Trust Agreement dated as of December 8, 2004 (The “Trust Agreement”); (c) control, defend, prosecute, settle, and/or pursue the resolution of litigation or all claims, rights avoidance actions, and other causes of action included in the Trust Property in accordance with the Plan and Trust Agreement; (d) oversee and where appropriate, initiate actions to resolve any remaining issues regarding the allowance and payment of claims, including, as necessary, initiation and/or participation in proceedings before the Bankruptcy Court; (e) make distributions of cash to the beneficiaries of the CFC Trust; and (f) take such actions that are necessary and useful to maximize the value of the CFC Trust, including without limitation, the retention of employees.

The CFC Trust will continue in effect until the earlier of (a) the date that all Trust Property has been liquidated, all proceeds have been converted to cash or distributed in kind, all CFC Trust expenses have been paid, all claims to be paid under the Plan have been paid, all distributions to be made with respect to the Trust Beneficial Interests (defined below) have been made, all litigation to which the CFC Trust is a party has been concluded by an order issued by the court in which such litigation is pending and such order has become final and the Chapter 11 cases have been closed, and (b) 5 years from the Effective Date, unless the Bankruptcy Court approves an extension of that deadline for up to an additional 5 years. If the CFC Trust remains in existence 3 years after the Effective Date, the CFC Trust will seek “no action” relief from the Securities and Exchange Commission in respect of continued limited reporting in substantially the form included herein.

2.	Significant Accounting Policies

Principles of Consolidation: The accompanying financial statements include the accounts of the CFC Trust and its wholly-owned subsidiaries, Consolidated Canada Liquidation Corporation, Consolidated Freightways Canada Corporation, CFCD 2002 LLC, CF Mexico A-LLC, CF Mexico B-LLC and CF Grupo SA de RL. All significant intercompany transactions have been eliminated.

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

Reserved Cash is cash that is held by the CFC Trust to ensure payment of (a) operating expenses of the CFC Trust and (b) estimated payments to holders of Administrative Claims, Class 1 and 2 Claims and Class 3 Claims (Convenience Class claims).

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

Cash Held in Reserve for Disputed Claims reflects a 5.2% distribution reserve for currently disputed Class 4 claims.

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

Property and Equipment: Property and equipment is stated at estimated net realizable value, less estimated costs of sale. The CFC Trust is the beneficial owner of 2 real properties as of December 31, 2005. Those properties consist of a truck terminal located in Charlotte, NC and an administrative office building located in Menlo Park, CA. The Trust is pursuing the sale of these properties but is unable to project when the sales may be completed or the ultimate proceeds to be received.

During 2005, the CFC Trust sold 4 truck terminals, receiving net proceeds of approximately $9.0 million.

During the period from the Effective Date through December 31, 2004, the CFC Trust received proceeds of approximately $1.8 million from the pre-Effective Date sale of a truck terminal. Also during the period from the Effective Date through December 31, 2004, the CFC Trust sold a truck terminal, the proceeds of which were received in January 2005, for approximately $4.1 million, of which $3.2 million was cash and the remainder was title to a truck terminal which was sold by the Trust for approximately $900,000.

Prior to the Effective Date, the Trust sold 3 truck terminals for which escrow had not closed as of December 31, 2004. The proceeds to be received were recorded as receivables on the CFC Trust’s books as of December 31, 2004. Proceeds from these sales of $14.2 million were received in 2005.

Other Assets: Other assets consist mainly of a $2 million deposit with an insurance company as collateral for an insurance policy covering the CFC Trust’s potential liability for environmental liabilities associated with its existing real estate. Pursuant to the terms of the policy, the $2 million deposit will be refunded to the CFC Trust if no claims are made under the policy. Other assets at December 31, 2004 also included a $1.6 million appeal bond deposit made to secure appeal rights on a pre-petition auto liability case against the Debtors. Pursuant to a stipulation agreement between the plaintiff and the CFC Trust in February 2005, the funds were returned to the CFC Trust and the plaintiff will be entitled to a Class 4 claim in the amount of $638,000 and a Class 6 claim in the amount of $1.0 million.

Administrative, Class 1 and Class 2 Claims: Administrative, Class 1 and Class 2 Claims includes the Trust’s estimate of allowed administrative, priority and secured claims. Please refer to Note 3 “Classes of Claims and Payment Rights” below.

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

December 31, 2005, the Reserve for Estimated Costs of Liquidation was $24.4 million. During the period from the January 1, 2005 through December 31, 2005, the CFC Trust made net payments against the reserve totaling $9.8 million.

Pension Fund and PBGC Liabilities: The Pension Fund Liabilities are obligations of the Trust to pay to the Pension Funds and the PBGC a portion of the net proceeds from the liquidation of the assets of CFCD 2002 LLC, CFCD 2002 Member LLC, CFCD 2002A LLC and CFCD 2002A Member LLC, which are affiliates of the Debtors (collectively, the “LLC Affiliates”) and the sale of the assets of certain affiliates of the Debtors in Canada (the “Canada Assets”). Pursuant to the Consolidation Stipulation, the Debtors agreed to share the net proceeds of the LLC Affiliates and the Canada Assets on the terms set forth in the Consolidation Stipulation. During 2005, the CFC Trust made payments to the Funds and the PBGC totaling $27.8 million. Of the $27.8 million, $22.8 million was from sale of Canadian assets and $5.0 million was from sale of real estate assets. Also during 2005, the Trust increased its estimated liability to the Funds by $5.0 million based upon higher proceeds from sales of real estate assets. As of December 31, 2005, the liability to the Funds was $11.9 million in the Consolidated Statements of Net Assets in Liquidation.

Consolidation Stipulation: In March 2003, the Debtors filed a motion (the “Consolidation Motion”) in the Bankruptcy Court seeking to substantively consolidate with the Debtors the chapter 11 estates of four affiliates who were also the subject of chapter 11 cases at that time: CFCD 2002 LLC, CFCD 2002 Member LLC, CFCD 2002A LLC and CFCD 2002A Member LLC (collectively, the “LLC Affiliates”). The Consolidation Motion was opposed by sixteen multi-employer pension plan funds which asserted withdrawal liability claims against the Debtors and the LLC Affiliates (the “Pension Funds”) and the PBGC (together with the Pension Funds, the “LLC Creditors”). Subsequently in November 2003, the Debtors entered into a stipulation with the LLC Creditors and certain other parties to settle the issues relating to the Consolidation Motion (the “Consolidation Stipulation”). Pursuant to the Consolidation Stipulation, (i) the Debtors agreed to withdraw the Consolidation Motion and not seek to consolidate the estates of the LLC Affiliates with the Debtors, (ii) the Debtors and the LLC Creditors agreed to share the net proceeds from the liquidation of the assets of the LLC Affiliates and the sale of the assets of certain affiliates of the Debtors in Canada (the “Canada Assets”) on the terms set forth in the Consolidation Stipulation, including, among other consideration, that (a) the Debtors would receive seventy-three percent (73%) of the net proceeds (as calculated pursuant to the Consolidation Stipulation) from sales of the LLC Affiliates’ real estate assets and twenty percent (20%) of the net proceeds (as calculated pursuant to the Consolidation Stipulation) from the sale of the Canada Assets, (b) the LLC Creditors would receive twenty-seven percent (27%) of the net proceeds from sales of the LLC Affiliates’ real estate assets and eighty percent (80%) of the net proceeds from the sale of the Canada Assets, and (iii) the LLC Affiliates’ chapter 11 cases would be dismissed. The Court approved the Consolidation Stipulation at a hearing on February 25, 2004 and entered its Order on April 27, 2004.

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

The Debtors scheduled approximately $1.2 billion of valid pre-petition general unsecured claims with the Bankruptcy Court as of the commencement of the Chapter 11 cases in September 2002 including amounts for certain pension funds and the PBGC. All but approximately $30.0 million of the filed schedules were matched against subsequently filed claims or subordinated per the Plan. As of the December 31, 2005, 21,500 claims had been filed by creditors asserting $9.2 billion of pre-petition general unsecured claims. Upon allowance, including the resolution of any objections asserted to any of these claims, each allowed claim will constitute an allowed Class 4 claim under the Plan and the holder will be a “Trust Beneficiary” to the extent of the allowed claim. Through December 31, 2005, approximately 1,400 claims asserting $7.9 billion have been disallowed for cause, found to be duplicative or otherwise disallowed. As of the present, there remain approximately 15,500 claims asserting $0.9 billion of pre-petition value to be resolved. The Trust estimates that a majority of these claims will be objected to, in whole or in part and that approximately $0.7 billion to $1.2 billion of Class 4 claims will ultimately be allowed in the aggregate, although no assurances can be made.

During the period January 1, 2005 through December 31, 2005, the Trust made approximately $64.8 million of distributions, which were comprised of the following: $27.8 million to certain pension funds and the PBGC pursuant to the Consolidation Stipulation (discussed in Note 2 “Significant Accounting Policies” above) ($22.8 million from proceeds on sale of Canadian assets and $5.0 million from sale of real estate); $20.9 million on allowed Unsecured Claims (Class 4 claims) to Trust Beneficial Interest holders; $14.6 million on allowed Administrative, Secured and Priority claims (Class 1 and 2 claims), including $10.2 million of priority tax payments, a $2.9 million draw made against a cash collateralized letter of credit by Reliance Insurance Company (in Liquidation) (“Reliance”), the holder of a Class 1 claim, administrative and reclamation payments of $1.0 million and priority wage payments of $0.5 million; and $1.5 million on Unsecured Claims covered by the ACC settlement (discussed below).

The $20.9 million distribution made to Trust Beneficial Interest holders in 2005 represented a 5.2% distribution on allowed non-employee Class 4 claims of approximately $400 million. Further distributions on claims will be made once certain priority and unsecured issues related to employee claims, which represent a significant number of the unresolved claims, are resolved. A reserve of 5.2% on disputed Class 4 claims is included in Cash Held in Reserve for Disputed Clams on the Statement of Net Assets in Liquidation.

ACC: In 2004, the Bankruptcy Court approved a settlement between certain of the Debtors and American Casualty Company of Reading, Pennsylvania (“ACC”) concerning certain pre-petition surety bonds issued by ACC on the Debtors’ behalf. The bonds indemnify certain claimants, up to the dollar amounts in the bond (not to exceed $5,000), whose “non-contract” claim consists of, or includes, shortage and/or damage claims to the value of their lost, shorted, and/or damaged cargo as provided in the pricing and agreements from which the shipment was routed. Under the settlement, the Debtors received a payment of $4.0 million from ACC which included reimbursement of non-contract claims totaling approximately $2.7 million with the remainder as reimbursement for the cost of administering the non-contract claims as well as indemnifying ACC should an action on a non-contract claim be filed directly against ACC. During 2005, the Debtors made payments to holders of allowed claims covered by the settlement of approximately $1.5 million.

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

As of the Effective Date, the Debtors were pursuing collection claims and legal actions against approximately 100 parties. Such claims include both pre-petition and post-petition claims, collection agency claims filed in state courts, claims filed in the Bankruptcy Court, judgments, and some claims that had not yet been filed in any court (collectively, “Collection Actions”). The Trust has succeeded to the interests of the Debtors in the Collection Actions. Pursuant to the Collection Actions, the Trust was seeking to recover $0.7 million in the aggregate from the defendants/debtors. During the period December 13, 2004 to December 31, 2004, approximately $77,000 was recovered on account of the Collection Actions. During the period January 1, 2005 through December 31, 2005, approximately $0.5 million was recovered.

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

As of January 1, 2005, there were approximately 200 lawsuits and judgments pending which were commenced by the Debtors prior to the Effective Date to recover preferential transfers (the “Preference Actions”). The Trust succeeded to the interests of the Debtors in the Preference Actions. Pursuant to the Preference Actions, the Trust was seeking to recover $2.5 million in the aggregate, net of recovery costs, from the defendants as of the Effective Date. During the period January 1, 2005 to December 31, 2005, more than 100 Preference Actions were settled or resolved, resulting in recoveries of approximately $0.4 million, which was received by the Trust in 2005. Also in 2005, the Trust decreased its estimated preference collections by approximately $1.8 million due to anticipated claim waivers and estimated lower cash collections.

On February 7, 2003, Norfolk Southern Railway Company (“Norfolk”) filed a complaint against certain of the Debtors seeking an order from the Bankruptcy Court declaring and establishing a trust over approximately $2 million of payments made by transportation customers to the Debtors for transportation services provided by Norfolk. On May 22, 2003, the Bankruptcy Court granted the Debtors’ motion to dismiss in part, without leave to amend. In July 2003, Norfolk appealed the order of the Bankruptcy Court to the District Court. In March 2004, the District Court affirmed the Court’s Order dismissing the Norfolk complaint. Norfolk has appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). In December 2005 oral arguments on the appeal by Norfolk were heard by the Ninth Circuit. The Court’s decision is pending.

On February 26, 2003, Burlington Northern & Santa Fe Railway Company (“BNSF”) filed a complaint against one of the Debtors and GE Capital seeking an order from the Bankruptcy Court declaring and establishing a constructive trust over certain payments made by customers to the Debtors for transportation services provided by BNSF. On June 19, 2003, the Court granted the Debtors’ motion to dismiss in part, without leave to amend. Thereafter, BNSF amended its complaint to allege the existence of a resulting trust under federal common law and Kansas State law. Following the filing of the amended complaint, the Debtors negotiated, and the Bankruptcy Court approved, a partial settlement of the action under which an escrow arrangement has been established, which permitted GE Capital to be dismissed from this action. Under the partial settlement, GE Capital deposited approximately $6.4 million of the Debtors’ cash collateral into a segregated account, and the Debtors deposited an additional approximately $1.2 million into the segregated account. The parties settled this matter in 2005. BNSF was allowed an administrative expense claim in the amount of $425,000 and an unsecured claim in the amount of $5.5 million. In return, BNSF released any claims to the $7.6 million in the segregated account. BNSF was paid $425,000 on account of its administrative claim in October 2005.

Ms. Koscki (“Koscki”) filed a claim against the Debtors based upon alleged federal civil rights violations, violations of the California Labor Code, hostile environment, and other theories, asserting a pre-petition claim in the amount of not less than $240 million (the “Koscki Claim”). Koscki also commenced an adversary proceeding relating to the foregoing in the Bankruptcy Court in or about July 2004 (the “Koscki Action”), seeking judgment in her favor on the Koscki Claim. On a motion by the Debtors, the Koscki Action was removed to the District Court. During February 2005, the District Court dismissed the Koscki Action with prejudice, except the right of Koscki to pursue any administrative proceedings before the National Labor Relations Board with respect to Koscki’s charge of sexual discrimination. Koscki has appeal the dismissal and the Trust has moved to dismiss Koscki’s appeal. Such motion is currently pending. During July 2005, the Bankruptcy court set a maximum value of $5.7 million on the Koscki claim for purposes of estimation.

On March 3, 2005, the Trust commenced a lawsuit in the Bankruptcy Court against ABF Freight Systems, Inc. and Transport Realty, Inc. (the “ABF Action” and the “ABF Defendants”) with respect to a parcel of real property located in Dearborn, Michigan (the “Dearborn Property”). One of the Debtors purchased the Dearborn Property from the ABF Defendants in 1996. Pursuant to the agreement for the purchase of the Dearborn Property, the ABF Defendants were to take certain remedial action with respect to contamination on the Dearborn Property. The ABF Action sought declaratory relief that the ABF Defendants were required to remediate the Dearborn Property and to pay the costs of such remediation, as well as other relief. The lawsuit was settled in November 2005, with ABF making a payment to the Trust of $335,000.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Second Amended Disclosure Statement for Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated July 1, 2004, including as its Exhibit A, the Consolidated Plan of Liquidation. (Filed as exhibit 2.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.1	Liquidation Trust Agreement, dated as of December 8, 2004, by and among Consolidated Freightways Corporation of Delaware, et al, the Official Committee of Creditors Holding Unsecured Claims, the Oversight Committee, K. Morgan Enterprises, Inc., as the Liquidation Trustee, and Kerry K. Morgan. (Filed as exhibit 4.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.2	First Amendment to Liquidation Trust Agreement dated November 1, 2005.

31.1	Certification of Liquidation Trustee

99.1	Order Confirming Consolidated Plan of Liquidation. (Filed as exhibit 99.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.