Form 10-K
period 2006-12-31
Trust for Certain Creditors of Consolidated Freightways CORP & Certain Affiliates
filed 2007-03-23
CIK 1319549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

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

For the Year Ended December 31, 2006

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Year Ended December 31, 2006

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

On the Effective Date, all assets of the Debtors were transferred to the CFC Trust. The sole purpose of the CFC Trust is to liquidate the Trust Property as promptly as reasonably possible in accordance with Treasury Regulation § 301.7701-4(d) with no objective to continue or engage in the conduct of a trade or business. The CFC Trust property included all real and personal property held by Debtors as of the Effective Date, as well as all claims and causes of action, cash, deposits and preference and other receivables. Specifically, activities of the CFC Trust are to:

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

As of December 31, 2006, Trust Property included primarily cash and cash equivalents and miscellaneous receivables.

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

Pursuant to the Plan, an Oversight Committee has been designated and consists of: Central States, Southeast and Southwest Areas Pension Fund; New York State Teamsters Conference Pension and Retirement Fund & New York State Teamsters Council Health & Hospital Fund; Chicago Truck Drivers, Helpers and Warehouse Worker Union (Ind.) Pension Fund; International Brotherhood of Teamsters; and CNA Surety Corporation. The Oversight Committee shall constitute a representative of the Trust Beneficiaries (defined below) for the purposes of, inter alia, monitoring the implementation of the Plan and the Trust Agreement and the distributions of funds to the Trust Beneficiaries, in accordance with the terms of the Plan, the Confirmation Order and the Trust Agreement.

The CFC Trust is structured as a qualified liquidating trust and treated as a grantor trust for U.S. federal and state income tax purposes. As such, the Trust is not a taxable entity and its tax attributes are passed through directly to the beneficial interest holders. Pursuant to Revenue Procedure 94-45, 1994-2 C.B. 684 the following sequence of events is deemed to occur in establishing and maintaining the CFC Trust as a qualified liquidating trust for U.S. federal income tax purposes: (i) the transfer of the assets to the Trust by the Consolidated Freightways debtor entities was treated first as a transfer to the holders of allowed Class 4 claims and the Reserve for Disputed Claims (as defined in the Plan) followed by a contribution of the assets to the Trust, and (ii) such holders and the Reserve for Disputed Claims are considered the trust grantors and deemed owners of the Trust assets.

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

(b) Employees

The Trust had 7 full time employees at December 31, 2006.

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

Class 4 claims consist of all general unsecured pre-petition claims other than Convenience Class claims, Subordinated Pension Fund Claims and other Subordinated Claims. Holders of allowed Class 4 claims will not be paid in full for amounts owed to them as of the Bankruptcy filing. Pursuant to the Plan, with certain exceptions, each holder of an allowed Class 4 claim receives a beneficial interest in the Trust (the “Trust Beneficial Interests” or “Trust Interests”) which entitles the holder to distributions of funds from the liquidation of Trust Property. The holders of Trust Interests are referred to herein as the “Trust Beneficiaries.” Holders of allowed Class 4 Claims are deemed to hold a pro rata Beneficial Interest in the CFC Trust equal to the amount of the allowed Class 4 claim held by the holder as compared to the total amount of all Claims ultimately allowed in Class 4. Each holder will share pro-rata in all distributions made to Trust Beneficiaries pursuant to provisions of the Plan. Pro Rata means proportionately so that, with respect to any

Class, the ratio of (a) the amount of consideration distributed on account of a particular Allowed Claim to (b) the amount of Allowed Claim, is the same as the ratio of (x) the amount of consideration distributed on account of all Allowed Claims in the Class in which the particular Allowed Claim is included to (y) the aggregate amount of all Allowed Claims of that Class. Holders of Disputed Class 4 Claims receive Trust Beneficial Interests upon resolution of the disputed claim and to the extent such claim becomes allowed. The Trust Beneficial Interests represent equity interests in the Trust. The Trust Interests do not entitle the holder to any title in or to any of the assets of the Trust and do not represent obligations of the Trust to pay a certain amount. Therefore, the value of the Trust Interests is speculative and subject to change based upon the net cash ultimately realized by the Trust. The Trust Interests shall be noted on the books and records of the Trust, shall not be evidenced by a writing and may not be transferred or sold, assigned, hypothecated or pledged, except that they may be assigned or transferred by will, intestate succession, or operation of law.

As of December 31, 2004 there were approximately 1,400 unliquidated claims. Unliquidated claims are claims where the value of the claim is undeterminable or subject to certain contingencies. The CFC Trust analyzed these claims as of December 31, 2004 and estimated the value of these claims to be approximately $10.0 million. During 2005 and 2006, the CFC Trust either liquidated the majority of the claims or expunged the claims in full through the bankruptcy court. As of December 31, 2006, there remained an insignificant number of unliquidated claims. The CFC Trust still estimates the value of these claims, including those liquidated during 2005 and 2006, at $10.0 million.

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

The Debtors scheduled approximately $1.2 billion of valid pre-petition general unsecured claims with the Bankruptcy Court as of the commencement of the Chapter 11 cases in September 2002 including amounts for certain pension funds and the Pension Benefit Guaranty Corporation (referred to in this Form 10-K as the PBGC). All but approximately $30.0 million of the filed schedules were matched against subsequently filed claims or subordinated per the Plan. As of December 31, 2006, approximately 21,500 claims had been filed by creditors asserting $9.3 billion of pre-petition general unsecured claims. Upon allowance, including the resolution of any objections asserted to any of these claims, each allowed claim will constitute an allowed Class 4 claim under the Plan and the holder will be a “Trust Beneficiary” to the extent of the allowed claim. Through December 31, 2006, approximately 7,100 claims asserting $8.7 billion have been reduced to an allowed amount, disallowed for cause, found to be duplicative or otherwise disallowed. As of the present, there remain approximately 14,400 claims asserting $0.6 billion of pre-petition value to be resolved. The Trust estimates that a majority of these claims will be objected to, in whole or in part. The estimated aggregate distribution to holders of Allowed Class 4 Claims, as set forth in the Disclosure Statement, was 12 to 20 cents and the Trustee has not formally changed that estimate.

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

	Class 4 Claims	See Below

Subordinated Pension Fund Claims and Subordinated Claims	Classes 5 and 6 Claims	See Below

The following chart summarizes the payment rights of the Trust Beneficiaries pursuant to the Plan:

Summary of Payment Rights of Trust Beneficiaries under the Plan

Type of Impaired Claim	Class of Claim per the Plan	Payment Rights per the Plan
Unsecured Claims	Class 4	Payable Pro Rata, based upon Allowed amount of each Claim.

Subordinated Pension Fund Claims	Class 5	Payable Pro Rata. No payment rights until Class 4 claims are paid in full. No payments are expected to be made on account of Class 5 Claims as Class 4 Claims are not expected to be paid in full.

Subordinated Claims	Class 6	Payable Pro Rata. No payment rights until Class 4 and 5 Claims are paid in full. No payments are expected to be made on account of Class 6 Claims as Class 4 Claims and Class 5 Claims are not expected to be paid in full.

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

(d) Distributions

During the period January 1, 2006 through December 31, 2006, the Trust made approximately $11.0 million of distributions, which were comprised of the following: $2.5 million to certain pension funds and the PBGC pursuant to the Consolidation Stipulation (discussed in Item 7 of the Annual Report on Form 10-K); $7.2 million on allowed Administrative, Secured and Priority claims (Class 1 and 2 claims), including $3.7 million of priority wage payments, $1.5 million of administrative payments, $1.2 million of priority tax payments and an $0.8 million draw made against a cash collateralized letter of credit by Reliance Insurance Company (in Liquidation) (“Reliance”), the holder of a Class 1 claim; $0.8 million on Unsecured Claims covered by the ACC settlement (discussed below); and $0.5 million of payments to settle certain Unsecured Claims (Class 4 claims).

During the period January 1, 2005 through December 31, 2005, the Trust made approximately $64.8 million of distributions, which were comprised of the following: $27.8 million to certain pension funds and the PBGC ($22.8 million from proceeds on sale of Canadian assets and $5.0 million from sale of real estate) pursuant to the Consolidation Stipulation (discussed in Item 7 of the Annual Report on Form 10-K); $20.9 million on allowed Unsecured Claims (Class 4 claims) to Trust Beneficial Interest holders; $14.6 million on allowed Administrative, Secured and Priority claims (Class 1 and 2 claims), including $10.2 million of priority tax payments, a $2.9 million draw made against a cash collateralized letter of credit by Reliance, the holder of a Class 1 claim, administrative and reclamation payments of $1.0 million and priority wage payments of $0.5 million; and $1.5 million on Unsecured Claims covered by the ACC settlement (discussed below).

The $20.9 million distribution made to Trust Beneficial Interest holders in 2005 represented an approximately 5.2% distribution on allowed non-employee Class 4 claims of approximately $400 million. Further distributions on claims will be made once certain priority and unsecured issues related to employee claims, which represent a significant number of the unresolved claims, are resolved. A reserve of approximately 5.2% on disputed Class 4 claims is included in Cash Held in Reserve for Disputed Clams on the Statement of Net Assets in Liquidation. At the time the next interim distribution is made to holders of allowed Class 4 claims, a distribution of approximately 5.2% will be made to all holders of such allowed claims who did not receive the interim distribution in 2005.

American Casualty Company: In 2004, the Bankruptcy Court approved a settlement between certain of the Debtors and American Casualty Company of Reading, Pennsylvania (“ACC”) concerning certain pre-petition surety bonds issued by ACC on the Debtors’ behalf. The bonds indemnify certain claimants, up to the dollar amounts in the bond (not to exceed $5,000), whose “non-contract” claim consists of, or includes, shortage and/or damage claims to the value of their lost, shorted, and/or damaged cargo as provided in the pricing and agreements from which the shipment was routed. Under the settlement, the Debtors received a payment of approximately $4.0 million from ACC which included reimbursement of non-contract claims totaling approximately $2.7 million with the remainder as reimbursement for the cost of administering the non-contract claims as well as the cost to the Trust of indemnifying ACC should an action on a non-contract claim be filed directly against ACC. During 2006 and 2005, the CFC Trust made payments to holders of allowed claims covered by the settlement of approximately $0.8 million and $1.5 million, respectively.

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

The CFC Trust did not own any real property as of December 31, 2006. During 2006, the Trust sold its last 2 remaining properties: a truck terminal in Charlotte, NC and an administrative office building located in Menlo Park, CA. The Trust received proceeds of approximately $20.8 million from these sales.

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

(a) Collection Actions

As of the Effective Date, the Debtors were pursuing collection claims and legal actions against approximately 100 parties. Such claims include both pre-petition and post-petition claims, collection agency claims filed in state courts, claims filed in the Bankruptcy Court, judgments, and some claims that had not yet been filed in any court (collectively, “Collection Actions”). The Trust has succeeded to the interests of the Debtors in the Collection Actions. Pursuant to the Collection Actions, the Trust was seeking to recover $0.6 million in the aggregate from the defendants/debtors. During the years ended December 31, 2006, 2005 and 2004 approximately $22,000, $466,000 and $77,000 was recovered, respectively, on account of the Collection Actions. The Trust estimates that outstanding Collection Action receivables as of December 31, 2006 were approximately $55,000.

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

As of January 1, 2005, there were approximately 200 lawsuits and judgments pending which were commenced by the Debtors prior to the Effective Date to recover preferential transfers (the “Preference Actions”). The Trust succeeded to the interests of the Debtors in the Preference Actions. Pursuant to the Preference Actions, the Trust was seeking to recover $2.5 million in the aggregate, net of recovery costs, from the defendants as of the Effective Date. During the period January 1, 2005 to December 31, 2005, more than 100 Preference Actions were settled or resolved, resulting in recoveries of approximately $0.4 million, which was received by the Trust in 2005. Also in 2005, the Trust decreased its estimated preference collections by approximately $1.8 million due to anticipated claim waivers and estimated lower cash collections. During 2006, the Trust recovered approximately $0.2 million from the Preference Actions. The Trust also decreased its estimated preference collections by $33,000 during 2006 due to lower estimated cash collections. The Trust estimates that outstanding Preference Action receivables as of December 31, 2006 were approximately $10,000.

(c) Reliance Insurance Company (in liquidation)

On February 14, 2007, the CF Trustee commenced an adversary proceeding against Reliance in the Bankruptcy Court (the “Reliance Action”). The Reliance Action relates to insurance policies issued by Reliance which cover portions of claims against the Debtors based upon auto and general liability and workers compensation exposure arising from the Debtors pre-bankruptcy business. Over 630 Reliance related insurance claims in the approximate amount of $47.7 million have been filed for which Reliance might assert liability against the Debtors and therefore the Trust (“Deductible Claims”). The obligation of the Trust to pay or reimburse Reliance for Deductible Claims is supported by a letter of credit obtained by the Debtors in favor of Reliance in the original principal amount of $55 million (the “Reliance Letter of Credit”) and by a surety bond issued by CNA Surety Corporation in the original amount of $45 million (the “Surety Bond”). The Trust’s obligation to reimburse the bank which issued the Reliance Letter of Credit is secured by cash. In order to maintain the status quo pending resolution of the adversary proceeding, the Trust contemporaneously filed a motion seeking entry of a temporary restraining order and a preliminary injunction.

The Reliance Action concerns the efforts by the Trust to enforce the duty on the part of Reliance to make draws under the Surety Bond to reimburse Reliance for payments it makes with respect to Deductible Claims before Reliance makes draws under the Reliance Letter of Credit. On or about December 8, 2004, Reliance and CNA Surety entered into a letter agreement (the “Reliance Letter Agreement”) under which Reliance and CNA Surety purportedly agreed that Reliance would draw down on the Surety Bond for 45% of its total claims and the Reliance Letter of Credit for the remaining 55% of its remaining claims. The Debtors and the Trust were not parties to the Reliance Letter Agreement. The Trust asserts that the Reliance Letter Agreement is unenforceable and seeks to avoid it, and to compel Reliance to draw all amounts available under the Surety Bond before Reliance makes any draws under the Reliance Letter of Credit. Also pursuant to the Reliance Action, the Trust seeks to adjudicate all Deductible Claims as general unsecured claims against the Trust, and to limit distributions on account of the Deductible Claims to the amounts due to holders of such claims based upon distributions to all similarly-situated general unsecured claims against the Trust.

(d) Norfolk Southern

On February 7, 2003, Norfolk Southern Railway Company (“Norfolk”) filed a complaint against certain of the Debtors seeking an order from the Bankruptcy Court declaring and establishing a trust over approximately $2 million of payments made by transportation customers to the Debtors for transportation services provided by Norfolk. On May 22, 2003, the Bankruptcy Court granted the Debtors’ motion to dismiss in part, without leave to amend. In July 2003, Norfolk appealed the order of the Bankruptcy Court to the District Court. In March 2004, the District Court affirmed the Court’s Order dismissing the Norfolk complaint. Norfolk appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). In December 2005 oral arguments on the appeal by Norfolk were heard by the Ninth Circuit. On April 10, 2006, the Ninth Circuit affirmed the holding of the District Court and issued an opinion rejecting Norfolk ‘s attempt to create a federal common law rule imposing a constructive trust for the payment of interline balances.

Norfolk did not seek review of the Ninth Circuit decision by the United States Supreme Court by the deadline to seek such review. Therefore, the decision of the Ninth Circuit is final.

(e) Burlington Northern & Santa Fe Railway Company

On February 26, 2003, Burlington Northern & Santa Fe Railway Company (“BNSF”) filed a complaint against one of the Debtors and GE Capital Corporation (“GE Capital”), which provided pre-petition financing and Debtor-in-Possession financing, seeking an order from the Bankruptcy Court declaring and establishing a constructive trust over certain payments made by customers to the Debtors for transportation services provided by BNSF. On June 19, 2003, the Court granted the Debtors’ motion to dismiss in part, without leave to amend. Thereafter, BNSF amended its complaint to allege the existence of a resulting trust under federal common law and Kansas State law. Following the filing of the amended complaint, the Debtors negotiated, and the Bankruptcy Court approved, a partial settlement of the action under which an escrow arrangement has been established, which permitted GE Capital to be dismissed from this action. Under the partial settlement, GE Capital deposited approximately $6.4 million of the Debtors’ cash collateral into a segregated account, and the Debtors deposited an additional approximately $1.2 million into the segregated account. The parties settled this matter in 2005. BNSF was allowed an administrative expense claim in the amount of $425,000 and an unsecured claim in the amount of $5.5 million. In return, BNSF released any claims to the $7.6 million in the segregated account. BNSF was paid $425,000 on account of its administrative claim in October 2005.

(f) Laura Koscki

Ms. Koscki (“Koscki”) filed numerous claims against the Debtors based upon alleged federal civil rights violations, violations of the California Labor Code, hostile environment, and other theories, asserting a pre-petition claim in the amount of not less than $240 million (the “Koscki Claim”). Koscki also commenced an adversary proceeding relating to the foregoing in the Bankruptcy Court in or about July 2004 (the “Koscki Action”), seeking judgment in her favor on the Koscki Claim. On a motion by the Debtors, the Koscki Action was removed to the District Court. During February 2005, the District Court dismissed the Koscki Action with prejudice, except the right of Koscki to pursue any administrative proceedings before the National Labor Relations Board with respect to Koscki’s charge of sexual discrimination. Koscki has appealed the dismissal to the Ninth Circuit and the Trust has filed a responsive brief. During July 2005, the Bankruptcy Court set a maximum value of $5.7 million on the Koscki claim for purposes of estimation. In December 2006, the Bankruptcy Court disallowed two additional claims filed by Koscki against the Debtors in 2006 and ordered Koscki not to file any additional claims against the Debtors or pleadings in the Bankruptcy Court, except to the extent necessary to assert any claims or causes of action upheld by the Ninth Circuit. In February 2007, the Ninth Circuit issued an order affirming the dismissal of the Koscki Action, without a hearing. Unless Koscki seeks Supreme Court review of the Ninth Circuit order on or before April 2007 and the Supreme Court grants such review, the Ninth Circuit order will become final. In that event, Koscki will not have any allowable claims against the Trust and the Koscki claim, which was estimated during July 2005, will be expunged.

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

As of December 31, 2006, the Trust had approximately 9,220 Trust Beneficial Interest holders of record.

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

On the Effective Date, the CFC Trust was established pursuant to the terms of the Plan and all assets of Debtors were transferred to the CFC Trust. The CFC Trust is obligated to make payments on account of the debts owed by the Debtors as set forth in the Plan. The CFC Trust believes that the following discussion fairly describes material activity and operations consistent with its purpose and in accordance with Treasury Regulation 301.7701-4(d). In this context, reference is made to the Consolidated Statements of Net Assets in Liquidation as of December 31, 2005 and December 31, 2006; the Consolidated Statement of Changes in Net Assets in Liquidation for the period from December 13, 2004 through December 31, 2004 and for the years ended December 31, 2005 and December 31, 2006; and the Consolidated Statement of Cash Receipts and Disbursements for the period December 13, 2004 through December 31, 2004 and for the years ended December 31, 2005 and December 31, 2006. These statements were prepared using the liquidation basis of accounting and are unaudited.

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

The following table summarizes the significant changes in net assets in liquidation for the period indicated:

	For the year ended December 31, 2006 Unaudited	For the year ended December 31, 2005 Unaudited	For the period from December 13, 2004 (Effective Date) through December 31, 2004 Unaudited
(Dollars in thousands)
Distributions authorized and made	$(1,328)	$(22,358)	$—

Changes in estimates – Increase/(decrease) in net assets in liquidation
Fair value of preference receivables	(33)	(1,800)	—
Pension fund and PBGC liability	(2,680)	(5,000)
Unimpaired claims payable	12,367	(443)	—

Net increase (decrease) due to changes in estimates	9,654	(7,243)	—
Net other increases	11,792	7,037	171

Net increase (decrease) in net assets in liquidation	$20,118	$(22,564)	$171

1. Distributions authorized and made

Distributions totaling $1.3 million were made during the period January 1, 2006 through December 31, 2006 and consisted of $0.8 million to holders of allowed Unsecured Claims (Class 4 claims) covered by the ACC settlement and $0.5 million to settle certain other Unsecured Claims (Class 4 claims).

Distributions totaling $22.4 million were made during the period January 1, 2005 through December 31, 2005 and consisted of a $20.9 million distribution to holders of allowed Unsecured Claims (Class 4 claims) and $1.5 million to holders of allowed Unsecured Claims (Class 4 claims) covered by the ACC settlement. No distributions were authorized for the period from the Effective Date through December 31, 2004.

2. Changes in estimate – estimated fair value of preference receivables.

A reduction of $33,000 was made in the estimated fair value of preference receivable during the period January 1, 2006 through December 31, 2006 due to estimated lower cash collections. A reduction $1.8 million in the estimated fair value of preference receivables was made during the period January 1, 2005 through December 31, 2005 due to anticipated claim waivers and estimated lower cash collections. No such change was made during the period from the Effective Date through December 31, 2004.

3. Changes in estimate – estimated pension fund and PBGC liability.

Increases of $2.7 million and $5.0 million in the estimated pension fund and PBGC liability were made during the periods January 1, 2006 through December 31, 2006 and January 1, 2005 through December 31, 2005, respectively, based upon higher proceeds from sales of real estate assets. No such change was made during the period from the Effective Date through December 31, 2004.

4. Change in estimate – estimated unimpaired claim liability

A reduction of $12.4 million was made in the estimated allowed unimpaired claims during the period January 1, 2006 through December 31, 2006 due primarily to $10.5 million reduction in anticipated allowed priority tax claims, the withdrawal of an approximately $6.1 million secured claim, a $1.1 million reduction in anticipated allowed administrative claims partially offset by a $5.7 million increase for potential priority wages claims. A $0.4 million increase was made in the amount of estimated allowed unimpaired claims during the period January 1, 2005 through December 31, 2005 based upon a review of claim liability. No such change was made for the period from the Effective Date through December 31, 2004.

5. Other increases

Other net increases for the period January 1, 2006 through December 31, 2006 totaled $11.8 million and consisted mainly of $10.5 million of interest income on cash and cash equivalents and $1.1 million of gains on sale of property. Other net increases for the period January 1, 2005 through December 31, 2005 totaled $7.0 million and consisted mainly of $6.9 million of interest income on cash and cash equivalents. Other net increases for the period from the Effective Date through December 31, 2004 were $171,000 and consisted of $139,000 of interest income on cash and cash equivalents and gains on sale of property of $32,000.

B. Cash Receipts and Disbursements

The following table summarizes cash receipts and disbursements for the periods as indicated:

	For the year ended December 31, 2006 Unaudited	For the year ended December 31, 2005 Unaudited	For the period from December 13, 2004 (Effective Date) through December 31, 2004 Unaudited
(Dollars in thousands)
Cash receipts	$35,197	$40,465	$2,103

Trust operating expenses	2,283	6,882	376
Legal and professional fees	2,896	7,063	446
Claims payments	10,969	64,792	36,342

Total disbursements	16,148	78,737	37,164

Net increase (decrease) in cash and cash equivalents	$19,049	$(38,272)	$(35,061)

1. Cash receipts

Cash receipts for the period January 1, 2006 through December 31, 2006 of $35.2 million consisted mainly of $20.9 million of proceeds on the sales of property. Of the $20.9 million, $20.8 million was from sales of property in 2006 while $0.1 million was from sale of the CF.com domain name. Cash receipts in 2006 also included interest income on cash and cash equivalents of $10.5 million, collections of $1.3 million, tax refunds of $0.1million and other receipts of $2.4 million.

Cash receipts for the period January 1, 2005 through December 31, 2005 of $40.5 million consisted mainly of $26.4 million of proceeds on the sales of property. Of the $26.4 million, $9.0 million was from sales of property in 2005 while $17.4 million was from sales in 2004 for which the cash was received in 2005. Cash receipts in 2005 also included interest income on cash and cash equivalents of $6.9 million, tax refunds of $2.5 million, collections of $1.5 million and other receipts of $3.2 million.

Cash receipts of $2.1 million in the period from the Effective Date through December 31, 2004 consisted mainly of $1.8 million of proceeds from the sale of one real estate property with the remainder coming from accounts receivable and other recoveries.

2. Trust operating expenses

Trust operating expenses consisted mainly of salaries, taxes, insurance and rent expense. Trust operating expenses for the period January 1, 2006 through December 31, 2006 and January 1, 2005 through December 31, 2005 were $2.3 million and $6.9 million, respectively. Trust operating expenses were $0.4 million for the period from the Effective Date through December 31, 2004.

3. Legal and professional fees

Legal and professional fees reflect payments for services consistent with ongoing bankruptcy and liquidation efforts. Legal and professional fees for the period January 1, 2006 through December 31, 2006 and January 1, 2005 through December 31, 2005 were $2.9 million and $7.1 million, respectively. Legal and professional fees were $0.4 million for the period from the Effective Date through December 31, 2004.

4. Claims payments

During the period January 1, 2006 through December 31, 2006, the Trust made approximately $11.0 million of distributions, which were comprised of the following: $2.5 million to certain pension funds and the PBGC pursuant to the Consolidation Stipulation (discussed below); $7.2 million on allowed Administrative, Secured and Priority claims (Class 1 and 2 claims), including $3.7 million of priority wage payments, $1.5 million of administrative payments, $1.2 million of priority tax payments and an $0.8 million reduction in cash collateral as a result of draws made against a cash collateralized letter of credit by Reliance, the holder of a Class 1 claim; $0.8 million on Unsecured Claims covered by the ACC settlement (discussed below) and approximately $0.5 million of payments to settle certain Unsecured Claims (Class 4 claims).

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

C. Cash and Reserves

1. Cash and cash equivalents

The CFC Trust’s cash and cash equivalents balance was $236.1 million as of December 31, 2006, a $19.0 million increase over the $217.1 million as of the December 31, 2005. The increase resulted primarily from proceeds from sale of real property and interest income partially offset by distributions on claims and disbursements associated with the costs of liquidation.

The CFC Trust’s cash and cash equivalents balance is classified as either: (a) Reserved, (b) Restricted, (c) Cash Available for Distributions to Holders of Allowed Class 4 Claims or (d) Cash Held in Reserve for Disputed Claims. Under the terms of the Plan, the CFC Trust is not required to segregate funds for reserves.

a. Reserved Cash is held to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the CFC Trust and (b) estimated payments to holders of Administrative Claims, Allowed Class 1 and 2 Claims as well as Class 3 Claims in accordance with the Plan.

Reserved Cash decreased by approximately $23.4 million from December 31, 2005 to December 31, 2006 due primarily to a $12.4 million decrease in the Estimated Reserve for Unimpaired Claims based upon lower than expected claims liability, net Trust operating, legal and professional expenses of $3.9 million and distributions to allowed Administrative and Class 1 and 2 claims of $7.1 million.

Reserved Cash decreased by approximately $24.0 million from December 31, 2004 to $103.1 million as of December 21, 2005 due primarily to net Trust operating, legal and professional expenses of $13.9 million and distributions to allowed Administrative and Class 1 and 2 claims of $14.6 million, offset by an increase in the estimate of Unimpaired Claims of $0.4 million and collections of $4.1 million.

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

Reserved Cash as of December 31, 2006 includes $39.8 million of cash collateral to reimburse the issuer of a letter of credit held by Reliance in connection with insurance policies under which the Debtors were the insured. During the periods from January 1, 2006 through December 31, 2006 and January 1, 2005 through December 31, 2005, Reliance made draws of $0.8 million $2.9 million, respectively, against the letter of credit. During the period from the Effective Date through December 31, 2004, Reliance made a $1.0 million draw against the letter of credit. Cash collateral remaining, if any, after Reliance reimburses itself for all claims which may be paid in future years, is expected to revert back to the Trust. The respective rights and duties of the CFC Trust and Reliance are the subject of litigation pending in the Bankruptcy Court, as described in Item 3(c) above.

b. Restricted Cash as of the December 31, 2006 was $14.0 million and consisted mainly of the following: $12.1 million of cash restricted pursuant to a Consolidation Stipulation between the CFC Trust and the LLC Creditors as defined below and $1.9 million to be used for payment of certain allowed pre-petition non-contract cargo claims pursuant to a settlement agreement between the CFC Trust and ACC. Restricted cash decreased $0.6 million in 2006 primarily due to payments pursuant to the Consolidation Stipulation of $2.5 million and payments under the ACC settlement of $0.8 million, offset by an increase in the Estimate Pension Fund and PBGC Liability of $2.7 million based upon higher than anticipated proceeds from property sales.

Restricted Cash as of the December 31, 2005 was $14.6 million and consisted mainly of the following: $11.9 million of cash restricted pursuant to a Consolidation Stipulation between the CFC Trust and the LLC Creditors as defined below and $2.6 million to be used for payment of certain allowed pre-petition non-contract cargo claims pursuant to a settlement agreement between the CFC Trust and ACC. Restricted cash decreased $30.6 million in 2005 primarily due to payments pursuant to the Consolidation Stipulation ($27.8 million) and payments under the ACC settlement ($1.5 million). Additionally, approximately $6.4 million of cash collateral classified as Restricted Cash as of December 31, 2004 was reclassified as Cash Available for Distribution of Holders of Allowed Class 4 Claims as of December 31, 2005. These decreases were offset by an increase in the estimated pension fund liability ($5.0 million).

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

The CFC Trust has received proceeds of the sale of the LLC Affiliates real estate assets and the sale of the Canada assets and, in accordance with the Consolidation Stipulation, the Trust holds the funds as Restricted Cash remaining to be distributed to the LLC Creditors. As of December 31, 2005, the amount was $11.9 million for which the CFC Trust recorded an $11.9 million liability in the Consolidated Statements of Net Assets in Liquidation. During 2006, the CFC Trust made payments to the Pension Funds and the PBGC totaling $2.5 million related to the final sales of real estate. During 2006, the Trust increased its estimated liability to the Pension Funds and the PBGC by $2.7 million based upon higher proceeds from sales of real estate assets. As of December 31, 2006, the liability to the Funds was $12.1 million in the Consolidated Statements of Net Assets in Liquidation.

c. Cash Available for Distribution to Holders of Allowed Class 4 Claims increased by $58.7 million in 2006 to a balance of $111.2 million due primarily to proceeds from the sale of real property of $20.8 million, $15.6 million from a reclass of cash from Held in Reserve for Disputed Claims due to resolution of disputed status, $12.4 million from the decrease in Estimated Unimpaired Claims Liability due to lower anticipated claims exposure, interest income of $10.4 million; $2.7 million of other collections and receipts, offset by an increase in the estimated pension fund liability of $2.7 million and $0.5 million of payments to settle certain Unsecured Claims (Class 4)

Cash Available for Distribution to Holders of Allowed Class 4 Claims increased in 2005 to a balance of $52.5 million due primarily to proceeds from the sale of real property of $26.4 million, interest income of $6.8 million; reclassification of cash collateral from Restricted Cash of $6.4 million and other collections and receipts of $3.0 million, offset by a Class 4 distribution of $20.9 million and increases in the estimated pension fund liability of $5.0 million and estimated unimpaired claims of $0.4 million.

d. Cash Held in Reserve for Disputed Claims reflects an approximate 5.2% distribution reserve for currently disputed Class 4 claims. Cash Held in Reserve for Disputed Claims decreased by $15.6 million in 2006 as the disputed status of certain claims was resolved. The $15.6 million was reclassed to Cash Available for Distribution to Holders of Allowed Class 4 Claims.

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

The CFC Trust does not have any existing debt and does not expect to incur any additional indebtedness other than ordinary course expenses of administering and operating the CFC Trust. The CFC Trust only invests cash assets in Treasury & related securities in accordance with the United States Trustee Office’s Guidelines. Accordingly, the CFC Trust does not believe that future interest rate fluctuations will have a material effect on the CFC Trust.

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

There were no changes in the Trust’s internal controls over financial reporting during 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

During 2006, K. Morgan Enterprises, Inc. was paid a fee of $27,083.34 per month pursuant to a Trustee Services Agreement (the “Agreement”), as amended. In addition, $4,166.66 accrued and was reserved monthly toward the stay bonus of $50,000.00 making the total monthly compensation equal to $31,250.00.

Pursuant to a subsequent amendment to the Agreement in October 2006, the term of the Agreement was extended until September 30, 2007 (extended term). The December 31, 2006 earned stay bonus of $50,000 was deferred to the end of the extended term. Since the stay bonus is fully funded and has been deferred to the end of the new term, there is no longer a need to accrue and reserve from the monthly compensation the stay-bonus amount. Therefore, the total monthly fee of $31,250.00 will be paid beginning January 1, 2007. If the Trustee completes the extended term, the Trustee will be entitled to the fully funded and reserved $50,000 retention bonus.

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

As of December 31, 2006, the Trust had approximately 9,220 Trust Beneficial Interest holders of record.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Trust did not employee independent accountants to perform an audit on the financial statements included in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

Consolidated Statements of Net Assets in Liquidation as of December 31, 2006 and December 31, 2005

Consolidated Statement of Changes in Net Assets in Liquidation for the years ended December 31, 2006 and 2005 and the period December 13, 2004 (the Effective Date) through December 31, 2004

Consolidated Statement of Cash Receipts and Disbursements for the years ended December 31, 2006 and 2005 and period December 13, 2004 (the Effective Date) through December 31, 2004

Notes to the Consolidated Financial Statements

(b) Reports on Form 8-K

None

(c) Exhibits

Exhibit Number	Description
2.1	Second Amended Disclosure Statement for Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated July 1, 2004, including as its Exhibit A, the Consolidated Plan of Liquidation. (Filed as exhibit 2.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.1	Liquidation Trust Agreement, dated as of December 8, 2004, by and among Consolidated Freightways Corporation of Delaware, et al, the Official Committee of Creditors Holding Unsecured Claims, the Oversight Committee, K. Morgan Enterprises, Inc., as the Liquidation Trustee, and Kerry K. Morgan. (Filed as exhibit 4.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.2	First Amendment to Liquidation Trust Agreement, dated as of November 1, 2005. (Filed as Exhibit 4.2 to the Trust’s Form 10-K for the year ended December 31, 2005.)

4.3	Second Amendment to Liquidation Trust Agreement, dated as of October 1, 2006.

31.1	Certification of Liquidation Trustee

99.1	Order Confirming Consolidated Plan of Liquidation. (Filed as exhibit 99.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

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

March 23, 2007	/s/ Kerry K. Morgan
Kerry K. Morgan, President of K. Morgan Enterprises Inc.,
Trustee for the Registrant

THE TRUST FOR CERTAIN CREDITORS OF CONSOLIDATED FREIGHTWAYS CORPORATION

AND CERTAIN AFFILIATES

FORM 10-K

For the Year Ended December 31, 2006

INDEX TO INFORMATION INCORPORATED BY REFERENCE

Not Applicable

I NDEX TO FINANCIAL INFORMATION

Page
Consolidated Statement of Net Assets in Liquidation as of December 31, 2006 and December 31, 2005	20

Consolidated Statement of Changes in Net Assets in Liquidation for the years ended December 31, 2006 and 2005 and the period December 13, 2004 (the Effective Date) through December 31, 2004.	21

Consolidated Statement of Cash Receipts and Disbursements for the years ended December 31, 2006 and 2005 and the period December 13, 2004 (the Effective Date) through December 31, 2004.	22

Notes to the Consolidated Financial Statements	23

The Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statements of Net Assets in Liquidation

(In thousands)

Unaudited

	As of December 31, 2006	As of December 31, 2005
Assets
Cash and cash equivalents
Reserved	$79,683	$103,129
Restricted	14,047	14,618
Available for Distribution to Holders of Allowed Class 4 Claims	111,185	52,519
Held in Reserve for Disputed Claims	31,200	46,800

Total cash and cash equivalents	236,115	217,066

Preference claims receivables (net of costs of recovery)	10	250
Other receivables	568	660

	578	910
Property, Plant and Equipment, net
Land and Building	—	19,750
Equipment	99	89

	99	19,839
Other Assets	17	2,022

Total Assets	$236,809	$239,837

Liabilities
Administrative, Class 1 and Class 2 Claims	$59,153	$78,667
Class 3 Claims	48	48
Pension Fund and PBGC Liability	12,100	11,913
Estimated costs of liquidation	20,482	24,413
Other liabilities	1,426	1,314

Total Liabilities	93,209	116,355

Net Assets in Liquidation	$143,600	$123,482

See accompanying notes to financial statements

The Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statement of Changes in Net Assets in Liquidation

(In thousands)

Unaudited

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from December 13, 2004 (Effective Date) through December 31, 2004
Increases in Net Assets in Liquidation
Interest income	$10,508	$6,875	$139
Decrease (increase) in Estimated Unimpaired Claims	12,367	(443)	—
Other increases	1,284	162	32

Total increases	24,159	6,594	171

Decreases in Net Assets in Liquidation
Increase in Estimated Pension Fund and PBGC Liability	(2,680)	(5,000)	—
Decrease in Estimated Preference Receivables	(33)	(1,800)	—

Total decreases	(2,713)	(6,800)	—

Net increase (decrease) in Net Assets in Liquidation before distributions	21,446	(206)	171
Distributions	(1,328)	(22,358)	—
Net increase (decrease) in Net Assets in Liquidation	20,118	(22,564)	171
Net Assets in Liquidation at beginning of period	123,482	146,046	145,875

Net Assets in Liquidation at end of period	$143,600	$123,482	$146,046

See accompanying notes to financial statements

The Trust for Certain Creditors of Consolidated Freightways Corporation

and Certain Affiliates

Statement of Cash Receipts and Disbursements

(In thousands)

Unaudited

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the period from December 13, 2004 (Effective Date) through December 31, 2004
Cash Receipts
Proceeds on sale of property, net of cost of sale	$20,880	$26,416	$1,804
Interest income	10,508	6,875	19
Tax refunds	145	2,492	—
Collections	1,296	1,458	—
Other receipts	2,368	3,224	280

Total Cash Receipts	35,197	40,465	2,103

Cash Disbursements
Trust operating expenses	2,283	6,882	376
Legal and professional fees	2,896	7,063	446
Class 1 and 2 Clams	7,148	14,627	36,019
Class 3 Claims	—	—	323
Pension Fund Claims	2,493	27,807	—

Total Cash Disbursements	14,820	56,379	37,164

Increase (Decrease) in Cash and Cash Equivalents Before Distributions Paid	20,377	(15,914)	(35,061)

Distributions Paid	(1,328)	(22,358)	—
Increase (Decrease) in Cash and Cash Equivalents	19,049	(38,272)	(35,061)
Cash and Cash Equivalents at Beginning of Period	217,066	255,338	290,399

Cash and Cash Equivalents at End of Period	$236,115	$217,066	$255,338

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

Certain prior year amounts have been reclassified to conform with current year presentation.

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

Restricted Cash includes cash held pursuant to a stipulation entered into by the Debtors in November 2003 with certain multi-employer pension plan funds (the “Pension Funds”), the Pension Benefit Guaranty Corporation (the “PBGC”) and certain other parties (the “Consolidation Stipulation”); The Bankruptcy Court approved the Consolidation Stipulation by an Order entered on April 27, 2004 and cash held as collateral for certain claims whose secured status is in dispute.

Cash Held in Reserve for Disputed Claims reflects an approximate 5.2% distribution reserve for currently disputed Class 4 claims.

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

Property and Equipment: Property and equipment is stated at estimated net realizable value, less estimated costs of sale. The CFC Trust did not own any real property as of December 31, 2006. During 2006, the Trust sold its last 2 remaining properties: a truck terminal in Charlotte, NC and an administrative office building located in Menlo Park, CA. The Trust received proceeds of approximately $20.8 million from these sales.

During 2005, the CFC Trust sold 4 truck terminals, receiving net proceeds of approximately $9.0 million.

Other Assets: Other Assets consists of a rent deposit on the Trust’s leased office space. Other Assets as of December 31, 2005 also included a $2 million deposit with an insurance company as collateral for an insurance policy covering the CFC Trust’s potential liability for environmental liabilities associated with its existing real estate. Pursuant to the terms of the policy, the $2 million deposit was refunded to the CFC Trust in 2006 since no claims are made under the policy.

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

December 31, 2006, the Reserve for Estimated Costs of Liquidation was $20.5 million. During the period from the January 1, 2006 through December 31, 2006, the CFC Trust made net payments against the reserve totaling $3.9 million.

Pension Fund and PBGC Liabilities: The Pension Fund Liabilities are obligations of the Trust to pay to the Pension Funds and the PBGC a portion of the net proceeds from the liquidation of the assets of CFCD 2002 LLC, CFCD 2002 Member LLC, CFCD 2002A LLC and CFCD 2002A Member LLC, which are affiliates of the Debtors (collectively, the “LLC Affiliates”) and the sale of the assets of certain affiliates of the Debtors in Canada (the “Canada Assets”). Pursuant to the Consolidation Stipulation, the Debtors agreed to share the net proceeds of the LLC Affiliates and the Canada Assets on the terms set forth in the Consolidation Stipulation. During 2006, the CFC Trust made payments to the Funds and the PBGC totaling $2.5 million related to the final sales of real estate. Also during 2006, the Trust increased its estimated liability to the Funds by $2.7 million based upon higher proceeds from sales of real estate assets. As of December 31, 2006, the liability to the Funds was $12.1 million in the Consolidated Statements of Net Assets in Liquidation.

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

Class 5 and 6 claims consist of Subordinated Pension Fund Claims and Subordinated Claims. Holders of Class 5 claims will not receive any distribution until holders of Class 4 claims are paid in full. Holders of Class 6 claims will not receive any distribution until holders of Class 5 claims are paid in full. Since Class 4 claims will not be paid in full, holders of Class 5 and 6 claims will not receive any payment.

Claims in Classes 7 through 16 include certain debts owed by the Debtors to affiliated entities and all equity interests. All of the debts and equity interests in these classes were cancelled pursuant to the Plan and no distributions will be made on account of these debts and equity interests.

The Debtors scheduled approximately $1.2 billion of valid pre-petition general unsecured claims with the Bankruptcy Court as of the commencement of the Chapter 11 cases in September 2002 including amounts for certain pension funds and the Pension Benefit Guaranty Corporation (referred to in this Form 10-K as the PBGC). All but approximately $30.0 million of the filed schedules were matched against subsequently filed claims or subordinated per the Plan. As of December 31, 2006, approximately 21,500 claims had been filed by creditors asserting $9.3 billion of pre-petition general unsecured claims. Upon allowance, including the resolution of any objections asserted to any of these claims, each allowed claim will constitute an allowed Class 4 claim under the Plan and the holder will be a “Trust Beneficiary” to the extent of the allowed claim. Through December 31, 2006, approximately 7,100 claims asserting $8.7 billion have been reduced to an allowed amount, disallowed for cause, found to be duplicative or otherwise disallowed. As of the present, there remain approximately 14,400 claims asserting $0.6 billion of pre-petition value to be resolved. The Trust estimates that a majority of these claims will be objected to, in whole or in part. The estimated aggregate distribution to holders of Allowed Class 4 Claims, as set forth in the Disclosure Statement, was 12 to 20 cents and the Trustee has not formally changed that estimate.

During the period January 1, 2006 through December 31, 2006, the Trust made approximately $11.0 million of distributions, which were comprised of the following: $3.7 million of priority wage payments, $2.5 million to certain pension funds and the PBGC pursuant to the Consolidation Stipulation (discussed in Note 2 “Significant Accounting Policies” above), administrative claim payments of $1.5 million, priority tax payments of $1.2 million, a $0.8 million draw made against a cash collateralized letter of credit by Reliance Insurance Company (in Liquidation) (“Reliance”), $0.8 million on Unsecured Claims covered by the ACC settlement (discussed below) and $0.5 million to settle certain Unsecured Claims (Class 4 claims).

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

The $20.9 million distribution made to Trust Beneficial Interest holders in 2005 represented an approximate 5.2% distribution on allowed non-employee Class 4 claims of approximately $400 million. Further distributions on claims will be made once certain priority and unsecured issues related to employee claims, which represent a significant number of the unresolved claims, are resolved. A reserve of approximately 5.2% on disputed Class 4 claims is included in Cash Held in Reserve for Disputed Clams on the Statement of Net Assets in Liquidation. At the time the next interim distribution is made to holders of allowed Class 4 claims, a distribution of approximately 5.2% will be made to all holders of such allowed claims who did not receive the interim distribution in 2005.

American Casualty Company: In 2004, the Bankruptcy Court approved a settlement between certain of the Debtors and American Casualty Company of Reading, Pennsylvania (“ACC”) concerning certain pre-petition surety bonds issued by ACC on the Debtors’ behalf. The bonds indemnify certain claimants, up to the dollar amounts in the bond (not to exceed $5,000), whose “non-contract” claim consists of, or includes, shortage and/or damage claims to the value of their lost, shorted, and/or damaged cargo as provided in the pricing and agreements from which the shipment was routed. Under the settlement, the Debtors received a payment of approximately $4.0 million from ACC which included reimbursement of non-contract claims totaling approximately $2.7 million with the remainder as reimbursement for the cost of administering the non-contract claims as well as the cost to the Trust of indemnifying ACC should an action on a non-contract claim be filed directly against ACC. During 2006 and 2005, the CFC Trust made payments to holders of allowed claims covered by the settlement of approximately $0.8 million and $1.5 million, respectively.

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

As of the Effective Date, the Debtors were pursuing collection claims and legal actions against approximately 100 parties. Such claims include both pre-petition and post-petition claims, collection agency claims filed in state courts, claims filed in the Bankruptcy Court, judgments, and some claims that had not yet been filed in any court (collectively, “Collection Actions”). The Trust has succeeded to the interests of the Debtors in the Collection Actions. Pursuant to the Collection Actions, the Trust was seeking to recover $0.6 million in the aggregate from the defendants/debtors During the years ended December 31, 2006, 2005 and 2004 approximately $22,000, $466,000 and $77,000 was recovered, respectively, on account of the Collection Actions. The Trust estimates that outstanding Collection Action receivables as of December 31, 2006 were approximately $55,000.

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

As of January 1, 2005, there were approximately 200 lawsuits and judgments pending which were commenced by the Debtors prior to the Effective Date to recover preferential transfers (the “Preference Actions”). The Trust succeeded to the interests of the Debtors in the Preference Actions. Pursuant to the Preference Actions, the Trust was seeking to recover $2.5 million in the aggregate, net of recovery costs, from the defendants as of the Effective Date. During the period January 1, 2005 to December 31, 2005, more than 100 Preference Actions were settled or resolved, resulting in recoveries of approximately $0.4 million, which was received by the Trust in 2005. Also in 2005, the Trust decreased its estimated preference collections by approximately $1.8 million due to anticipated claim waivers and estimated lower cash collections. During 2006, the Trust recovered approximately $0.2 million from the Preference Actions. The Trust also decreased its estimated preference collections by $33,000 during 2006 due to lower estimated cash collections. The Trust estimates that outstanding Preference Action receivables as of December 31, 2006 were approximately $10,000.

On February 14, 2007, the CF Trustee commenced an adversary proceeding against Reliance in the Bankruptcy Court (the “Reliance Action”). The Reliance Action relates to insurance policies issued by Reliance which cover portions of claims against the Debtors based upon auto and general liability and workers compensation exposure arising from the Debtors pre-bankruptcy business. Over 630 Reliance related insurance claims in the approximate amount of $47.7 million have been filed for which Reliance might assert liability against the Debtors and therefore the Trust (“Deductible Claims”). The obligation of the Trust to pay or reimburse Reliance for Deductible Claims is supported by a letter of credit obtained by the Debtors in favor of Reliance in the original principal amount of $55 million (the “Reliance Letter of Credit”) and by a surety bond issued by CNA Surety Corporation in the original amount of $45 million (the “Surety Bond”). The Trust’s obligation to reimburse the bank which issued the Reliance Letter of Credit is secured by cash. In order to maintain the status quo pending resolution of the adversary proceeding, the Trust contemporaneously filed a motion seeking entry of a temporary restraining order and a preliminary injunction.

The Reliance Action concerns the efforts by the Trust to enforce the duty on the part of Reliance to make draws under the Surety Bond to reimburse Reliance for payments it makes with respect to Deductible Claims before Reliance makes draws under the Reliance Letter of Credit. On or about December 8, 2004, Reliance and CNA Surety entered into a letter agreement (the “Reliance Letter Agreement”) under which Reliance and CNA Surety purportedly agreed that Reliance would draw down on the Surety Bond for 45% of its total claims and the Reliance Letter of Credit for the remaining 55% of its remaining claims. The Debtors and the Trust were not parties to the Reliance Letter Agreement. The Trust asserts that the Reliance Letter Agreement is unenforceable and seeks to avoid it, and to compel Reliance to draw all amounts available under the Surety Bond before Reliance makes any draws under the Reliance Letter of Credit. Also pursuant to the Reliance Action, the Trust seeks to adjudicate all Deductible Claims as general unsecured claims against the Trust, and to limit distributions on account of the Deductible Claims to the amounts due to holders of such claims based upon distributions to all similarly-situated general unsecured claims against the Trust.

On February 7, 2003, Norfolk Southern Railway Company (“Norfolk”) filed a complaint against certain of the Debtors seeking an order from the Bankruptcy Court declaring and establishing a trust over approximately $2 million of payments made by transportation customers to the Debtors for transportation services provided by Norfolk. On May 22, 2003, the Bankruptcy Court granted the Debtors’ motion to dismiss in part, without leave to amend. In July 2003, Norfolk appealed the order of the Bankruptcy Court to the District Court. In March 2004, the District Court affirmed the Court’s Order dismissing the Norfolk complaint. Norfolk appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). In December 2005 oral arguments on the appeal by Norfolk were heard by the Ninth Circuit. On April 10, 2006, the Ninth Circuit affirmed the holding of the District Court and issued an opinion rejecting Norfolk’s attempt to create a federal common law rule imposing a constructive trust for the payment of interline balances.

Norfolk did not seek review of the Ninth Circuit decision by the United States Supreme Court by the deadline to seek such review. Therefore, the decision of the Ninth Circuit is final.

On February 26, 2003, Burlington Northern & Santa Fe Railway Company (“BNSF”) filed a complaint against one of the Debtors and GE Capital Corporation (“GE Capital”), which provided pre-petition financing and Debtor-in-Possession financing, seeking an order from the Bankruptcy Court declaring and establishing a constructive trust over certain payments made by customers to the Debtors for transportation services provided by BNSF. On June 19, 2003, the Court granted the Debtors’ motion to dismiss in part, without leave to amend. Thereafter, BNSF amended its complaint to allege the existence of a resulting trust under federal common law and Kansas State law. Following the filing of the amended complaint, the Debtors negotiated, and the Bankruptcy Court approved, a partial settlement of the action under which an escrow arrangement has been established, which permitted GE Capital to be dismissed from this action. Under the partial settlement, GE Capital deposited approximately $6.4 million of the Debtors’ cash collateral into a segregated account, and the Debtors deposited an additional approximately $1.2 million into the segregated account. The parties settled this matter in 2005. BNSF was allowed an administrative expense claim in the amount of $425,000 and an unsecured claim in the amount of $5.5 million. In return, BNSF released any claims to the $7.6 million in the segregated account. BNSF was paid $425,000 on account of its administrative claim in October 2005.

Ms. Koscki (“Koscki”) filed numerous claims against the Debtors based upon alleged federal civil rights violations, violations of the California Labor Code, hostile environment, and other theories, asserting a pre-petition claim in the amount of not less than $240 million (the “Koscki Claim”). Koscki also commenced an adversary proceeding relating to the foregoing in the Bankruptcy Court in or about July 2004 (the “Koscki Action”), seeking judgment in her favor on the Koscki Claim. On a motion by the Debtors, the Koscki Action was removed to the District Court. During February 2005, the District Court dismissed the Koscki Action with prejudice, except the right of Koscki to pursue any administrative proceedings before the National Labor Relations Board with respect to Koscki’s charge of sexual discrimination. Koscki has appealed the dismissal to the Ninth Circuit and the Trust has filed a responsive brief. During July 2005, the Bankruptcy Court set a maximum value of $5.7 million on the Koscki claim for purposes of estimation. In December 2006, the Bankruptcy Court disallowed two additional claims filed by Koscki against the Debtors in 2006 and ordered Koscki not to file any additional claims against the Debtors or pleadings in the Bankruptcy Court, except to the extent necessary to assert any claims or causes of action upheld by the Ninth Circuit. In February 2007, the Ninth Circuit issued an order affirming the dismissal of the Koscki Action, without a hearing. Unless Koscki seeks Supreme Court review of the Ninth Circuit order on or before April 2007 and the Supreme Court grants such review, the Ninth Circuit order will become final. In that event, Koscki will not have any allowable claims against the Trust and the Koscki claim, which was estimated during July 2005, will be expunged.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Second Amended Disclosure Statement for Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated July 1, 2004, including as its Exhibit A, the Consolidated Plan of Liquidation. (Filed as exhibit 2.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.1	Liquidation Trust Agreement, dated as of December 8, 2004, by and among Consolidated Freightways Corporation of Delaware, et al, the Official Committee of Creditors Holding Unsecured Claims, the Oversight Committee, K. Morgan Enterprises, Inc., as the Liquidation Trustee, and Kerry K. Morgan. (Filed as exhibit 4.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.

4.2	First Amendment to Liquidation Trust Agreement dated November 1, 2005. (Filed as Exhibit 4.2 to the Trust’s Form 10-K for the year ended December 31, 2005.)

4.3	Second Amendment to Liquidation Trust Agreement, dated as of October 1, 2006.

31.1	Certification of Liquidation Trustee

99.1	Order Confirming Consolidated Plan of Liquidation. (Filed as exhibit 99.1 to the Trust’s Form 10-K for the period December 13, 2004 (the Effective Date) through December 31, 2004.